Form 10-Q
period 2020-06-30
Oak Street Health, Inc.
filed 2020-09-16
CIK 1564406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-39427

Oak Street Health, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	84-3446686
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

30 W. Monroe Street Suite 1200 Chicago, Illinois 60603	60603
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (312) 733-9730

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	OSH	NYSE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes  ☐    No  ☒

As of September 10, 2020, the registrant had 17,968,750 shares of common stock, $0.001 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS

Throughout this Quarterly Report on Form 10-Q, we make “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements describe future expectations, plans, results or strategies and can often be identified by the use of terminology such as “may,” “will,” “estimate,” “intend,” “plan,” “continue,” “believe,” “expect,” “anticipate,” “target,” “should,” “could,” “potential,” “opportunity,” “goal” or similar terminology. The forward-looking statements contained in this Quarterly Report on Form 10-Q are generally located in the material set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” but may be found in other locations as well. These statements are based upon management’s current expectations, assumptions and estimates and are not guarantees of timing, future results or performance. Therefore, you should not rely on any of these forward-looking statements as predictions of future events. Actual results may differ materially from those contemplated in these statements due to a variety of risks and uncertainties and other factors, including, among other things:

•	our history of net losses, and our ability to achieve or maintain profitability in an environment of increasing expenses;

•

the impact of the COVID-19 pandemic or any other pandemic, epidemic or outbreak of an infectious disease in the United States or worldwide on our business, financial condition and results of operations;

•	the effect of our relatively limited operating history on investors’ ability to evaluate our current business and future prospects;

•	the viability of our growth strategy and our ability to realize expected results;

•	our ability to attract new patients;

•	the dependence of our revenue and operations on a limited number of key payors;

•	the risk of termination or non-renewal of the Medicare Advantage contracts held by the health plans with which we contract, or the termination or non-renewal of our contracts with those plans;

•	the impact on our business from changes in the payor mix of our patients and potential decreases in our reimbursement rates;

•	our ability to manage our growth effectively, execute our business plan, maintain high levels of service and patient satisfaction and adequately address competitive challenges;

•	our ability to compete in the healthcare industry;

•	our ability to timely enroll new physicians and other providers in governmental healthcare programs before we can receive reimbursement for their services;

•	the impact on our business of reductions in Medicare reimbursement rates or changes in the rules governing the Medicare program;

•	our dependence on reimbursements by third-party payors and payments by individuals;

•	our assumption under most of our agreements with health plans of some or all of the risk that the cost of providing services will exceed our compensation;

•	the impact on our business of renegotiation, non-renewal or termination of capitation agreements with health plans;

•	risks associated with estimating the amount of revenues and refund liabilities that we recognize under our risk agreements with health plans;

•	the impact on our business of security breaches, loss of data or other disruptions causing the compromise of sensitive information or preventing us from accessing critical information;

•	our ability to develop and maintain proper and effective internal control over financial reporting;

•	the impact on our business of disruptions in our disaster recovery systems or management continuity planning;

•	the potential adverse impact of legal proceedings and litigation;

•	the impact of reductions in the quality ratings of the health plans we serve;

•	the risk of our agreements with the physician equity holder of our practices being deemed invalid;

•	our ability to maintain and enhance our reputation and brand recognition;

•	our ability to effectively invest in, implement improvements to and properly maintain the uninterrupted operation and data integrity of our information technology and other business systems;

•	our ability to obtain, maintain and enforce intellectual property protection for our technology;

•	the potential adverse impact of claims by third parties that we are infringing on or otherwise violating their intellectual property rights;

•	our ability to protect the confidentiality of our trade secrets, know-how and other internally developed information;

•	the impact of any restrictions on our use of or ability to license data or our failure to license data and integrate third-party technologies;

•	risks associated with our use of “open-source” software;

•	our dependence on our senior management team and other key employees;

•	the concentration of our primary care centers in Illinois, Indiana, Michigan and Ohio;

•	the impact on our business of an economic downturn;

•	our ability to attract and retain highly qualified personnel;

•	our management team’s limited experience managing a public company;

•	the impact on our business of the termination of our leases, increases in rent or inability to renew or extend leases;

•	the impact of failures by our suppliers, material price increases on supplies, lack of reimbursement for drugs we purchase or limitations on our ability to access new technology or products;

•	our ability to maintain our corporate culture;

•	the impact of competition for physicians and nurses, shortages of qualified personnel and related increases in our labor costs;

•	our ability to attract and retain the services of key primary care physicians;

•	the risk that our submissions to health plans may contain inaccurate or unsupportable information regarding risk adjustment scores of members;

•	our ability to accurately estimate incurred but not reported medical expense;

•	the impact of negative publicity regarding the managed healthcare industry;

•	the impact of state and federal efforts to reduce Medicaid spending;

•	the impact on our centers of adverse weather conditions and other factors beyond our control; and

•	other factors disclosed in the section entitled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.

We derive many of our forward-looking statements from our operating budgets and forecasts, which are based on many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are disclosed under the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements as well as other cautionary statements that are made from time to time in our other SEC filings and public communications. You should evaluate all forward-looking statements made in this Quarterly Report on Form 10-Q in the context of these risks and uncertainties.

We caution you that the important factors referenced above may not contain all of the factors that are important to you. In addition, we cannot assure you that we will realize the results or developments we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our operations in the way we expect. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date hereof. We undertake no obligation to update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

PART I	FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

Oak Street Health, Inc.

BALANCE SHEETS

	June 30, 2020 (Unaudited)	December 31, 2019
ASSETS
Total assets	$—	$—

Commitments and contingencies
STOCKHOLDER’S EQUITY
Common Stock, par value $0.001 per share, 1,000 shares authorized, none issued or outstanding	$—	$—

Total stockholder’s equity	$—	$—

The accompanying notes are an integral part of this balance sheet.

Oak Street Health, Inc.

NOTES TO BALANCE SHEETS

(in thousands, except unit and per-unit data)

(Unaudited)

1.	Organization

Oak Street Health, Inc. (the “Company”, “we”) was formed as a Delaware corporation on October 22, 2019. The Company was formed for the purpose of completing a public offering (“IPO”) and related transactions in order to carry on the business of Oak Street Health, LLC (“OSH LLC”) and affiliates.

2.	Summary of Significant Accounting Policies

Basis of Accounting

The balance sheet is presented in accordance with accounting principles generally accepted in the United States of America. Separate statements of operations, comprehensive income, changes in stockholder’s equity and cash flows have not been presented because there have been no activities in this entity as of June 30, 2020.

3.	Common Stock

The Company was authorized to issue 1,000 shares of common stock, par value $0.001 per share, none of which was issued or outstanding as of June 30, 2020. In connection with the Company’s IPO described in Note 4, the Company increased its authorized shares in August 2020.

4.	Subsequent Events

The Company has evaluated subsequent events through September 16, 2020, the date that this financial statement was issued.

Initial Public Offering

On August 5, 2020, our IPO Registration Statement on Form S-1 to register 17,968,750 shares of common stock, par value $0.001 per share, was declared effective by the Securities & Exchange Commission. Our common stock began trading on August 6, 2020 on the New York Stock Exchange (“NYSE”) under the ticker symbol “OSH.” As a result, our financial statements as of June 30, 2020 do not reflect the impact of the IPO.

On August 10, 2020, we completed our IPO in which we issued and sold 17,968,750 shares of our common stock at an offering price of $21.00 per share. This share amount includes the exercise in full of the underwriters’ options to purchase 2,343,750 additional shares of our common stock. We received net proceeds of $351,703, after deducting underwriting discounts and commissions of $22,641 and estimated deferred offering costs of $3,000. Deferred, direct offering costs are capitalized and consist of fees and expenses incurred in connection with the sale of our common stock in our IPO, including the legal, accounting, printing and other IPO-related costs. Upon completion of the IPO, these deferred offering costs were reclassified to stockholders’ equity of the Company and recorded against the net proceeds from the offering. On August 10, 2020, we increased our authorized shares to 500,000,000 shares of our common stock and 50,000,000 shares of our preferred stock, par value $0.001.

Conversion of Existing Equity

The membership interests of OSH LLC, a wholly owned subsidiary of the Company, contain five classes of Units, consisting of voting classes of Units known as Founders’ Units (the “Founders’ Units”) and three classes of Investor Units known as Investor Units I, Investor Units II and Investor Units III (collectively with the Initial Investor Units, the “Investor Units”) and a non-voting class of Units (the “Incentive Units”). While OSH LLC’s Investor Units had no conversion rights related to any of the Investor Unit classes, in response to a reorganization plan to convert OSH LLC into a corporate form (per OSH LLC’s Amended and Restated Operating Agreement), Investor Unit holders were eligible to receive capital stock of the Company in number of and with terms relatively consistent to their Investor Units, as ultimately determined by the Company’s Board of Directors.

In March 2018, OSH LLC’s Board of Directors approved the Amended and Restated Equity Incentive Plan (the “Incentive Plan”). The Incentive Plan states that in the occurrence of an IPO, the Board may, in its discretion, (i) cause the exchange of Incentive Units for units or shares of common stock or other equity securities and apply the vesting provisions applicable to the Incentive Units to such shares of common stock or other equity securities; (ii) adjust the number of Incentive Units issued under the Incentive Plan or under any particular award; (iii) adjust the hurdle value applicable to any Incentive Units; and/or (iv) cancel all or any portion of the Incentive Units in exchange for payment to the plan participant in cash or capital stock (or other equity interests) or any combination thereof, of the fair market value of the Incentive Units; in each case, determined by the Board in a manner generally consistent with the treatment of other Units, taking into consideration the relative rights of all Units, including the hurdle value applicable to Incentive Units.

Prior to the closing of the IPO, the other direct and indirect equityholders of OSH LLC completed a series of transactions in accordance with the master structuring agreement dated as of August 10, 2020, by and among the Company and other signatories party thereto (the “Master Structuring Agreement”) that resulted in the Company becoming the ultimate parent company of OSH LLC and the current equityholders of OSH LLC immediately prior to the close of the IPO exchanged their interests (Founders Units, Investor Units, and Incentive Units) in OSH LLC for common stock of the Company as approved by the Board of Directors of the Company, OSH LLC and OSH Management Holdings, LLC (“OSH MH LLC”). We refer to these transactions as the “Organizational Transactions.”

•

General Atlantic LLC and Newlight Partners LP (the “Lead Sponsors”) contributed their respective interests in OSH LLC to the Company in exchange for 126,278,767 shares of common stock in the Company, pursuant to a contribution and exchange agreement dated August 10, 2020 by and among the Company and the other signatories party thereto.

•

OSH MH LLC, the entity through which our employees owned Founders’ Units and profits interests in OSH LLC, merged pursuant to the merger agreement dated August 10, 2020 by and among the Company, OSH MH LLC and the other signatory party thereto (the “Management Merger”) with and into a newly formed subsidiary of the Company with OSH MH LLC surviving as a wholly owned subsidiary of the Company. Pursuant to the Management Merger, our employees received a total of 38,164,950 shares of common stock, 22,621,901 of which were subject to vesting, and also received 14,316,334 options to purchase common stock of the Company at a strike price equal to the IPO price in exchange for their Founders’ Units and profits interests in OSH MH LLC.

•

OSH LLC merged pursuant to the merger agreement dated August 10, 2020 by and among the Company, OSH LLC and the other signatory thereto (the “Company Merger”) with and into a newly formed subsidiary of the Company, with OSH LLC surviving as a wholly owned subsidiary of the Company. Pursuant to the Company Merger, the investors in OSH LLC received a total of 58,467,139 shares of common stock in the Company in exchange for their Units in OSH LLC.

As a result of the abovementioned conversion of existing equity based on the provisions of the OSH LLC Amended and Restated Operating Agreement, the Company reclassified its existing redeemable preferred units and members’ capital to common stock on the Company’s balance sheet.

Consolidation

Upon the completion of the IPO, our sole material asset is our interest in OSH LLC and its operating subsidiaries. In accordance with the Master Structuring Agreement, we have all management powers over the business and affairs of OSH LLC and to conduct, direct and exercise full control over the activities of OSH LLC. Accordingly, following the Organizational Transactions and the effective date of the IPO, we will consolidate the financial results of OSH LLC and its subsidiaries.

Oak Street Health, LLC is the Oak Street Health, Inc. predecessor for financial reporting purposes.

Payoff of Long-Term Debt

OSH LLC entered into a debt agreement with Hercules Capital, Inc. (“Hercules”) for $20,000 on August 7, 2017. In April 2019, OSH LLC amended the debt agreement with Hercules to allow for additional tranches which may be drawn upon. Tranche I is the existing loan of $30,000, Tranche II is an additional $30,000 available on April 26, 2019, Tranche III is an additional $20,000 available from July 1, 2019 through December 31, 2019 subject to continued covenant compliance, and Tranche IV is an additional $10,000 available from July 1, 2019 through December 31, 2019 subject to future lender investment committee approval. OSH LLC received Tranche II in April 2019 and Tranche III in November 2019 but has not made any further draws. As of the date of the receipt of Tranches II and III, the maturity date of the debt agreement was amended to June 1, 2022, and further extension of the maturity date occur upon the draw of additional tranches. In addition, upon the draw of each tranche a 5.95% end-of-term charge is applied to the total drawn amount and will be due upon the amended maturity date. On August 11, 2020, the Company used a portion of the net proceeds from the offering to pay off the $80,000 principal outstanding under the Hercules debt agreement, 9.75% interest loan originally due to mature December 2022 in full at a price of 107%. In connection with the voluntary prepayment of the entire remaining borrowings outstanding, the Company will recognize interest expense, net of $3,204 during the third quarter of 2020 related to the prepayment charge, the end of term charge and the write off of unamortized debt issuance costs. The remainder of the net proceeds from the IPO will be used for general corporate purposes.

2020 Omnibus Incentive Plan

On August 5, 2020, the Company’s Board of Directors adopted the 2020 Omnibus Incentive Plan (the “2020 Plan,”) which was subsequently approved by OSH LLC’s and OSH MH LLC’s majority equityholders. The 2020 Plan became effective on August 5, 2020. Under the 2020 Plan, pursuant to which employees, consultants and directors of our company and our affiliates perform services for us, including our executive officers, are eligible to receive awards. The 2020 Plan provides for the grant of stock options, stock appreciation rights, restricted shares, performance awards, other share-based awards (including restricted stock units (“RSUs”)) and other cash-based awards. The maximum number of shares available for issuance under the 2020 Plan may not exceed 48,138,967 shares (the “Share Reserve”). The Share Reserve will automatically increase on each January 1 that occurs after the August 5, 2020 effective date, for 10 years, by an amount equal to 5% of the total number of shares outstanding on December 31 of the preceding calendar year, or a lesser number as may be determined by the Board of Directors of the Company. This Share Reserve number is subject to adjustment in the event of a stock split, reverse stock split, recapitalization or other relevant change in our capitalization.

Employee Stock Purchase Plan

On August 5, 2020, the Board of Directors adopted, and the OSH LLC’s and OSH MH LLC’s majority equityholders approved, the 2020 Employee Stock Purchase Plan (the “ESPP”) for the issuance of up to a total of 2,386,875 shares of common stock. In addition, the number of shares available for issuance under the ESPP will be increased annually on January 1 of each calendar year beginning in 2021 and ending in and including 2030, by an amount equal to the lesser of (A) 1% of the shares outstanding on the final day of the immediately preceding calendar year and (B) such smaller number of shares as is determined by our Board of Directors, subject to an increase each January. In no event will more than 30,000,000 shares of our common stock will be available for issuance under the ESPP. Each offering period will be approximately six months in duration commencing on January and July 1 of each year and terminating on June 30 or December 31. The ESPP allows participants to purchase common stock through payroll deductions of up to 15% of their eligible compensation. The purchase price of the shares will be 85% of the lower of the fair market value of our common stock on the grant date or purchase date.

Emerging Growth Company Status

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The JOBS Act provides that an emerging growth company can take advantage of the extended transition period for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to avail ourselves of this extended transition period and, as a result, we will not adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies until required by private company accounting standards.

OAK STREET HEALTH, LLC

AND AFFILIATES

CONSOLIDATED FINANCIAL STATEMENTS

For the quarterly period ended June 30, 2020

OAK STREET HEALTH, LLC AND AFFILIATES

CONSOLIDATED BALANCE SHEETS

(in thousands, except unit and per-unit data)

	Balances as of
	June 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash	$185,561	$33,987
Restricted cash	10,391	8,266
Other patient service receivables (Humana comprised $58 and $66 as of June 30, 2020 and December 31, 2019, respectively)	789	729
Capitated accounts receivable (Humana comprised $46,775 and $49,647 as of June 30, 2020 and December 31, 2019, respectively)	243,227	167,429
Prepaid expenses	2,519	1,382
Other current assets	4,939	8,028
Total current assets	447,426	219,821
Long-term assets:
Property and equipment, net	70,479	67,396
Security deposits	1,414	1,494
Goodwill	9,634	9,634
Intangible assets, net	3,159	3,352
Other long-term assets	115	125
Total assets	$532,227	$301,822
LIABILITIES AND MEMBERS’ DEFICIT
Liabilities:
Current liabilities:
Accounts payable	$3,875	$10,757
Accrued compensation and benefits	22,619	28,610
Liability for unpaid claims (Humana comprised $50,381 and $58,916 as of June 30, 2020 and December 31, 2019, respectively)	235,856	170,629
Other liabilities (Humana comprised $6,113 and $5,294 as of June 30, 2020 and December 31, 2019, respectively)	17,078	11,001
Current portion of long-term debt	—	18,507
Total current liabilities	279,428	239,504
Long-term liabilities:
Deferred rent expense (Humana comprised $1,074 and $1,034 as of June 30, 2020 and December 31, 2019, respectively)	13,015	12,901
Other long-term liabilities (Humana comprised $6,066 and $4,705 as of June 30, 2020 and December 31, 2019, respectively)	13,970	10,816

Long-term debt, net of current portion	82,126	62,840
Total liabilities	388,539	326,061
Commitments and Contingencies (See Notes 15 & 16)
Redeemable Investor Units, aggregate liquidation preference of $643,173 and $397,009 as of June 30, 2020 and December 31, 2019, respectively (Humana comprised $57,233 and $55,084 as of June 30, 2020 and December 31, 2019, respectively)	545,001	320,639
Members’ deficit:
Members’ capital, par value $0.01 per unit, 11,000,000 units authorized as of June 30, 2020 and December 31, 2019 (3,461,460 and 2,530,864 units issued and outstanding at June 30, 2020 and December 31, 2019, respectively)	3,454	4,192
Accumulated deficit	(409,618)	(354,355)
Total members’ deficit allocated to the Company	(406,164)	(350,163)
Non-controlling interests	4,851	5,285
Total members’ deficit	(401,313)	(344,878)
Total liabilities, redeemable investor units and members’ deficit	$532,227	$301,822

The accompanying notes are an integral part of these consolidated financial statements.

OAK STREET HEALTH, LLC AND AFFILIATES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except unit and per unit data)

	Three-Months Ended June 30,
	2020	2019
Revenues:
Capitated revenue (Humana comprised $97,367 and $75,731 for the three-months ended June 30, 2020 and 2019, respectively)	$207,997	$123,054
Other patient service revenue (Humana comprised $809 and $791 for the three-months ended June 30, 2020 and 2019, respectively)	6,385	3,434

Total revenues	214,382	126,488
Operating expenses:
Medical claims expense (Humana comprised $63,973 and $50,771 for the three-months ended June 30, 2020 and 2019, respectively)	155,460	84,345
Cost of care, excluding depreciation and amortization (Humana comprised $1,235 and $869 for the three-months ended June 30, 2020 and 2019, respectively)	39,526	31,429
Sales and marketing	10,102	11,253
Corporate, general and administrative expenses	31,038	16,045
Depreciation and amortization	2,674	1,856

Loss from operations	(24,418)	(18,440)
Other income (expense):
Interest expense, net	(2,448)	(1,867)
Other	22	22

Net loss	(26,844)	(20,285)
Net loss attributable to non-controlling interests	79	124

Net loss attributable to the Company	$(26,765)	$(20,161)

Undeclared and deemed dividends	(12,230)	(7,188)
Net loss attributable to common unitholders	$(38,995)	$(27,349)
Weighted-average number of common units outstanding – basic and diluted	537,654	620,068
Net loss per unit – basic and diluted	$(72.53)	$(44.11)

	Six-Months Ended June 30,
	2020	2019
Revenues:
Capitated revenue (Humana comprised $193,854 and $149,413 for the six-months ended June 30, 2020 and 2019, respectively)	$404,587	$238,383
Other patient service revenue (Humana comprised $1,591 and $1,569 for the six-months ended June 30, 2020 and 2019, respectively)	11,580	5,482

Total revenues	416,167	243,865
Operating expenses:
Medical claims expense (Humana comprised $123,818 and $99,372 for the six-months ended June 30, 2020 and 2019, respectively)	287,745	161,619
Cost of care, excluding depreciation and amortization (Humana comprised $2,405 and $1,559 for the six-months ended June 30, 2020 and 2019, respectively)	83,294	59,073
Sales and marketing	21,973	19,928
Corporate, general and administrative expenses	55,419	27,956
Depreciation and amortization	5,178	3,581

Loss from operations	(37,442)	(28,292)
Other income (expense):
Interest expense, net	(4,874)	(1,876)
Other	117	84

Net loss	(42,199)	(30,084)
Net loss (gain) attributable to non-controlling interests	434	(72)

Net loss attributable to the Company	$(41,765)	$(30,156)

Undeclared and deemed dividends	(21,802)	(14,302)
Net loss attributable to common unitholders	$(63,567)	$(44,458)
Weighted-average number of common units outstanding – basic and diluted	578,861	620,068
Net loss per unit – basic and diluted	$(109.81)	$(71.70)

The accompanying notes are an integral part of these consolidated financial statements.

OAK STREET HEALTH, LLC AND AFFILIATES

CONSOLIDATED STATEMENTS OF CHANGES IN

REDEEMABLE INVESTOR UNITS AND MEMBERS’ DEFICIT

(Unaudited)

(in thousands, except unit and per-unit data)

	Redeemable Investor Units		Members’ Capital
Three-months ended June 30, 2019	Shares Issued	Amount	Shares Issued	Amount	Accumulated Deficit	Non-controlling Interest	Total Members’ Deficit
Balances at March 31, 2019	10,975,101	$319,139	2,065,663	$613	$(256,488)	$7,062	$(248,813)
Issuance of Series I, II and III Investor Units	25,518	1,500	—	—	—	—	—
Issuance of Common Units	—	—	244,120	—	—	—	—
Repurchases – Profits Interests	—	—	(4,690)	—	—	—	—

Forfeitures – Profits Interests	—	—	(11,075)	(21)	—	—	(21)
Unit-Based Compensation	—	—	—	412	—	—	412
Net loss	—	—	—	—	(20,161)	(124)	(20,285)

Balances at June 30, 2019	11,000,619	$320,639	2,294,018	$1,004	$(276,649)	$6,938	$(268,707)

	Redeemable Investor Units		Members’ Capital
Six-months ended June 30, 2019	Shares Issued	Amount	Shares Issued	Amount	Accumulated Deficit	Non-controlling Interest	Total Members’ Deficit
Balances at December 31, 2018	10,975,101	$319,139	2,074,216	$463	$(246,493)	$4,220	$(241,810)
Issuance of Series I, II and III Investor Units	25,518	1,500	—	—	—	—	—
Issuance of Common Units	—	—	244,120	—	—	—	—
Repurchases – Profits Interests	—	—	(7,987)	—	—	—	—
Forfeitures – Profits Interests	—	—	(16,331)	(96)	—	—	(96)
Unit-Based Compensation	—	—	—	637	—	—	637
Payments from Non-controlling Interest	—	—	—	—	—	2,646	2,646
Net loss	—	—	—	—	(30,156)	72	(30,084)

Balances at June 30, 2019	11,000,619	$320,639	2,294,018	$1,004	$(276,649)	$6,938	$(268,707)

OAK STREET HEALTH, LLC AND AFFILIATES

CONSOLIDATED STATEMENTS OF CHANGES IN

REDEEMABLE INVESTOR UNITS AND MEMBERS’ DEFICIT

(Unaudited)

(in thousands, except unit and per-unit data)

	Redeemable Investor Units		Members’ Capital
Three-months ended June 30, 2020	Shares Issued	Amount	Shares Issued	Amount	Accumulated Deficit	Non-controlling Interest	Total Members’ Deficit
Balances at March 31, 2020	12,472,242	$545,001	2,790,395	$6,013	$(369,355)	$4,930	$(358,412)
Issuance of Common Units	—	—	829,567	—	—	—	—
Tender Offer	—	—	(131,151)	(5,895)	(13,498)	—	(19,393)
Repurchases – Profits Interests	—	—	(1,594)	—	—	—	—
Forfeitures – Profits Interests	—	—	(25,758)	(125)	—	—	(125)
Unit-Based Compensation	—	—	—	3,461	—	—	3,461
Net loss	—	—	—	—	(26,765)	(79)	(26,844)

Balances at June 30, 2020	12,472,242	$545,001	3,461,460	$3,454	$(409,618)	$4,851	$(401,313)

	Redeemable Investor Units		Members’ Capital
Six-months ended June 30, 2020	Shares Issued	Amount	Shares Issued	Amount	Accumulated Deficit	Non-controlling Interest	Total Members’ Deficit
Balances at December 31, 2019	11,000,619	$320,639	2,530,864	$4,192	$(354,355)	$5,285	$(344,878)
Issuance of Series I, II and III Investor Units	1,471,623	224,363	—	—	—	—	—
Issuance of Common Units	—	—	1,095,067	—	—	—	—
Tender Offer	—	—	(131,151)	(5,895)	(13,498)	—	(19,393)

Repurchases – Profits Interests	—	—	(2,031)	—	—	—	—
Forfeitures – Profits Interests	—	—	(31,289)	(132)	—	—	(132)
Unit-Based Compensation	—	—	—	5,289	—	—	5,289
Net loss	—	—	—	—	(41,765)	(434)	(42,199)

Balances at June 30, 2020	12,472,242	$545,001	3,461,460	$3,454	$(409,618)	$4,851	$(401,313)

The accompanying notes are an integral part of these consolidated financial statements.

OAK STREET HEALTH, LLC AND AFFILIATES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six-Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(42,199)	$(30,084)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on debt and related issuance costs	778	509
Depreciation and amortization	5,178	3,581
Unit-based compensation, net of forfeitures	5,157	541
Change in fair value of bifurcated derivative	297	(489)
Changes in operating assets and liabilities:
Accounts receivable	(75,858)	(21,611)
Prepaid expenses and other current assets	1,951	168
Security deposits and other long-term assets	91	(288)
Accounts payable	(6,907)	(491)
Liability for unpaid claims	65,227	21,357
Accrued compensation and benefits	(5,991)	3,073
Other current liabilities	6,077	1,216
Other long-term liabilities	2,857	(826)
Deferred rent expense	114	3,787

Net cash used in operating activities	(43,228)	(19,557)
Cash flows from investing activities:
Purchase of business	—	(166)
Purchases of property and equipment	(8,043)	(12,268)

Net cash used in investing activities	(8,043)	(12,434)
Cash flows from financing activities:
Proceeds from issuance of redeemable investor units	224,363	1,500
Proceeds from long-term debt	—	29,457
Capital contributions from non-controlling interests	—	2,646
Tender offer	(19,393)	—

Net cash provided by financing activities	204,970	33,603
Net change in cash, cash equivalents and restricted cash	153,699	1,612
Cash, cash equivalents and restricted cash, beginning of period	42,253	72,067

Cash, cash equivalents and restricted cash, end of period	$195,952	$73,679

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$3,993	$1,904
Additions to construction in process funded through accounts payable	$25	$2,153

The accompanying notes are an integral part of these consolidated financial statements.

OAK STREET HEALTH, LLC AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except for unit and per-unit data)

(Unaudited)

NOTE 1. NATURE OF BUSINESS

Basis of Presentation and Principles of Consolidation

Oak Street Health, LLC (“Oak Street Health” or “OSH”) and Affiliates, collectively referred to as “we” or “us” or “our” or the “Company”, operates primary care centers serving Medicare beneficiaries. The Company, through its centers and management services organization, combines an innovative care model with superior patient experience. The Company invests resources into primary care to prevent unnecessary acute events and manage chronic illnesses. The Company engages Medicare eligible patients through the use of an innovative community outreach approach. Once patients are engaged, the Company integrates population health analytics, social support services and primary care into the care model to drive improved outcomes. The Company contracts with health plans to generate medical costs savings and realize a return on its investment in primary care. As of June 30, 2020, the Company operated 54 centers.

Oak Street Health is organized as a limited liability company (“LLC”). As such, no member, agent or employee of the Company shall be personally liable for debts, obligations or liabilities of the Company, whether arising in contract, tort, or otherwise or for the acts or omissions of any other member, director, manager, agent or employee of the Company, unless the individual has agreed otherwise under the provisions of the Company’s operating agreement or signed a specific personal guarantee. The duration of the Company is perpetual.

Oak Street Health, MSO LLC (“MSO”), a wholly owned subsidiary of Oak Street Health LLC, was formed in 2013 to provide a wide range of management services to the Physician Groups (as defined below). Activities include but are not limited to operational support of the centers, marketing, information technology infrastructure and the sourcing and managing of health plan contracts. Oak Street Health Physicians Group PC, OSH-IN Physicians Group PC, OSH-MI Physicians Group PC, OSH-OH Physicians Group LLC, OSH-PA Physicians Group PC, and OSH-RI Physicians Group PC (collectively the “Physician Groups”) employ healthcare providers to deliver primary care services to the Medicare covered population of Illinois, Indiana, Michigan, North Carolina, Ohio, Pennsylvania, Rhode Island, and Tennessee. These entities are consolidated as each are considered variable interest entities where Oak Street Health has a controlling financial interest (see Note 17). The Company considers itself to control an entity if it is the majority owner of or has voting control over such entity. The Company also assesses control through means other than voting rights (“variable interest entities” or “VIEs”) and determines which business entity is the primary beneficiary of the VIE. The Company consolidates VIEs when it is determined that the Company is the primary beneficiary of the VIE.

In addition, Oak Street Health is the majority interest owner in three joint ventures: OSH-PCJ Joliet, LLC, OSH-RI, LLC, and OSH-ESC Joint Venture, LLC which are consolidated in the Company’s financial statements. No new joint ventures, or additional funding contributions with existing joint ventures, were entered into in 2020 through June 30, 2020. In the first quarter of 2019, initial contributions were made to OSH-ESC Joint Venture, LLC from Oak Street Health MSO, LLC (51% ownership) and Evangelical Services Corporation (49% ownership) totaling $2,754 and $2,646, respectively.

The accompanying unaudited interim consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such regulations. These financial statements have been prepared on a basis consistent with the accounting principles applied for the fiscal year ended December 31, 2019 in our Prospectus. In the opinion of management, all adjustments (consisting of all normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six-months ended June 30, 2020, including the impact of COVID-19, are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

The consolidated financial statements of Oak Street Health include the financial statements of all wholly owned subsidiaries and majority-owned or controlled companies. For those consolidated subsidiaries where our ownership is less than 100%, the portion of the net income or loss allocable to the non-controlling interests is reported as “Net loss (gain) attributable to non-controlling interests” in the consolidated statements of operations. Intercompany balances and transactions have been eliminated in consolidation.

Initial Public Offering

On August 5, 2020, Oak Street Health, Inc.’s (OSH Inc.’s) Registration Statement on Form S-1 to register 17,968,750 shares of common stock, par value $0.001 per share, was declared effective by the Securities & Exchange Commission. OSH Inc.’s common stock began trading on August 6, 2020 on the New York Stock Exchange (“NYSE”) under the ticker symbol “OSH.” As a result, our consolidated financial statements as of June 30, 2020 do not reflect the impact of the IPO.

On August 10, 2020, OSH Inc. completed its IPO in which it issued and sold 17,968,750 shares of its common stock at an offering price of $21.00 per share. The share amount includes the exercise in full of the underwriters’ options to purchase 2,343,750 additional shares of common stock. OSH Inc. received net proceeds of $351,703, after deducting underwriting discounts and commissions of $22,641 and estimated deferred offering costs of $3,000. Deferred, direct offering costs are capitalized and consist of fees and expenses incurred in connection with the sale of our common stock in an IPO, including the legal, accounting, printing and other IPO-related costs. Upon completion of the IPO, these deferred offering costs were reclassified to stockholders’ equity of OSH Inc. and recorded against the net proceeds from the offering. See further discussion of the Organizational Transactions and new equity plans that resulted in conjunction with the IPO in Note 22, Subsequent Events.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The areas where significant estimates are used in the accompanying financial statements include the liability for unpaid claims, unit-based compensation, the valuation and related impairment recognition of long-lived assets, including intangibles and goodwill, and the valuation of embedded derivatives and redeemable investor units. Actual results could differ from those estimates.

In accordance with its policy, the Company reviews its estimated liability for unpaid claims on an ongoing basis. During the second quarter of 2020, this review indicated that actual medical claims expense was higher than prior period estimates due to a change in our historical payer claim receipt and payment patterns. As a result, as of the period ended June 30, 2020, the Company updated its estimate of its liability of unpaid claims, primarily based on historical experience of medical claims expense. The result of this updated information was additional medical claims expense for the three-months ended June 30, 2020 of approximately $4,599, or $(8.55) per unit (basic and diluted) related to the first quarter of 2020 and $11,344 related to the year ended December 31, 2019, or $(21.10) per unit (basic and diluted). Additionally, for the six-months ended June 30, it resulted in incremental medical claims expense of approximately $11,344 related to the year ended December 31, 2019, or $(19.60) per unit (basic and diluted).

Business Combination

On April 2, 2019, the Company entered into an agreement to purchase a primary care center, which constitutes a business, located in Flint, Michigan for cash consideration of $166, which was accounted for under the acquisition method of accounting pursuant to ASC 805. The acquisition is not material to the consolidated financial statements.

Impact of COVID-19 on our Business

On March 11, 2020, the World Health Organization designated COVID-19 as a global pandemic. The rapid spread of COVID-19 around the world and throughout the United States has altered the behavior of businesses and people, with significant negative effects on federal, state and local economies, the duration of which is unknown at this time. Various policies were implemented by federal, state and local governments in response to the COVID-19 pandemic that caused may people to remain at home and forced the closure of or limitations on certain businesses, as well as suspended elective procedures by health care facilities. While some of these restrictions have been eased across the U.S. and most states have lifted moratoriums on non-emergent procedures, some restrictions remain in place, and some state and local governments are re-imposing certain restrictions due to the increasing rates of COVID-19 cases. The virus disproportionately impacts older adults, especially those with chronic illnesses, which describes many of our patients.

In response to the COVID-19 pandemic, in the first six-months of 2020, we took the following actions designed to ensure the safety of our employees and their families and to address the physical, mental and social health of our patients:

•	Created a COVID-19 Response Team in March 2020 that is supported by team members from across the organization to ensure a coordinated response to the pandemic;

•	Temporarily closed all of our corporate offices and enabled our entire corporate work force to work remotely;

•	Implemented travel restrictions for non-essential business;

•	Transitioned much of our center-based care to be delivered by our providers virtually through newly developed telehealth capabilities, including video and telephone;

•	Made operational changes to the staffing and operations of our centers, which remain open as “essential” businesses, to minimize potential exposure to and transmission of COVID-19;

•	Temporarily delayed planned openings of new centers;

•	Temporarily halted community outreach and other marketing initiatives which drive new patients to our platform;

•	Acquired and deployed significantly greater amounts of personal protective equipment (“PPE”) to ensure the safety of our employees and patients;

•

Created a program called “COVID Care” to actively monitor our patients for suspected COVID-19 infections with the goal of managing those symptoms to keep our patients safely out of the hospital unless and until necessary due to the potential infection risks in the hospital environment; and

•	Redeployed our contracted and employed drivers, who typically transport patients to our centers, to deliver food from food pantries to our patients to address food supply issues or challenges.

The COVID-19 pandemic did not have a material impact on the Company’s results of operations, cash flows and financial position as of and for the three and six-months ended June 30, 2020; although our decisions to defer center openings and limit patient outreach and marketing initiatives is likely to result in slower growth than we would have otherwise experienced in 2020. Over 97% of our total revenues are recurring, consisting of fixed monthly per-patient-per-month capitation payments we receive from Medicare Advantage plans. Due to our recurring revenue base, we experienced minimal impact to our revenue in the first six months of 2020 and expect minimal impact to revenue on our existing patient base in 2020.

We do expect COVID-19 to affect our medical claims expense. As we are financially responsible for essentially all of the healthcare costs associated with our at-risk patients whether we provide that care or a third party provides that care, we suspect that the healthcare costs of patients infected with COVID-19 will be greater than had COVID-19 not occurred. It is impossible, however, to know what other healthcare issues these patients may have encountered in their pre-COVID-19 lives and whether the COVID-19 costs are or will be greater or lesser than the costs these patients would otherwise incur. Additionally, because of the extraordinary measures taken by local governments in our markets, all of our patients had more limited access to healthcare services, including healthcare specialists such as cardiologists or orthopedists, to schedule both inpatient and outpatient surgeries, and to some hospital care. We expect that beginning in late March 2020 and extending through most of the second quarter of 2020, our patients who were not infected with COVID-19, which represents over 97% of our at-risk patients, incurred lower healthcare costs than we would have otherwise expected, which will result in lower medical claims expense than we typically incur. We expect the vast majority of these costs are delayed and will be incurred at future points in time and it is possible that the deferral of healthcare services could cause additional health problems in our existing patients, which could increase our costs in the future. We cannot accurately estimate the net potential impact, positive or negative, to medical claims expense at this time. Furthermore, given the time it takes for medical claims to be submitted to Medicare Advantage (“MA”) plans, adjudicated, and sent to us, we believe it will be several quarters before we will be able to accurately calculate the impact on medical claims expense from the COVID-19 pandemic. We do not believe, however, that the impact of medical claims related to COVID-19 that we have experienced to date will have a materially detrimental effect on our long-term financial performance.

On March 27, 2020, the United States President signed into law the Coronavirus Aid, Relief and Economic Securities Act (“CARES Act”) which provides economic assistance to a wide array of industries, including healthcare. Thus far, the Company has taken the following actions related to this legislation:

•

Provider Relief Funds. The U.S. Department of Health and Human Services distributed Medicare Grants to healthcare providers to offset the impacts of COVID-19 related expenses and lost revenues. Grants received are subject to the terms and conditions of the program, including that such funds may only be used to prevent, prepare for, and respond to COVID-19 and will reimburse only for health care related expenses or lost revenues that are attributable to COVID-19. During the three and six-months ended June 30, 2020, the Company received $4,698 related to these grants and recognized $784 as income to offset COVID-19 expenses incurred in the cost of care line. The remaining $3,914 was included in other current liabilities at June 30, 2020.

•

Medicare Accelerated and Advanced Payment Program. The Centers for Medicare & Medicaid Services (“CMS”) expanded its Accelerated and Advance Payment Program which allows participants to receive expedited payments during periods of national emergencies. Under the program, we received an interest-free advancement of 100% of our Medicare payment amount for a three-month period. Repayments of advanced payments are required to begin 120 days after their issuance through offsets of new Medicare claims, and all advanced payments are due 210 days following their issuance. Through the second quarter of 2020, the Company received approximately $1,520 in CMS advance payments, which were recorded in other current liabilities at June 30, 2020 and will be paid back against future fee-for-service claims.

•

Payroll Tax Deferral. Under the CARES Act, the Company elected to defer its portion of Social Security taxes, on an interest free basis, incurred from March 27, 2020 to December 31, 2020. One-half of such deferral amount will become due on each of December 31, 2021 and December 31, 2022. The deferred payroll taxes of $1,800 was classified as a long-term liability at June 30, 2020.

•

Temporary Suspension of Medicare Sequestration. The Budget Control Act of 2011 requires a mandatory, across the board reduction in federal spending, called a sequestration. Medicare fee for service claims with dates of service or dates of discharge on or after April 1, 2013 incur a 2.0% reduction in Medicare payments. All Medicare rate payments and settlements have incurred this mandatory reduction and it will continue to remain in place through at least 2023, unless Congress takes further action. In response to COVID-19, the CARES Act temporarily suspends the automatic 2.0% reduction of Medicare claim reimbursements for the period of May 1, 2020 through December 31, 2020, which immaterially increased both revenues and medical expenses for the three and six-months ended June 30, 2020.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company described its significant accounting policies in Note 2 of the notes to consolidated financial statements for the year ended December 31, 2019 in its Prospectus. During the three and six-month period ended June 30, 2020, there were no significant changes to those accounting policies, other than those impacted by the government funds received related to the coronavirus during the period and further described above in “Impact of COVID-19 Pandemic” and those policies impacted by the new accounting pronouncements adopted during the period and further described below in “Recently Adopted Accounting Pronouncements.”

Recently Adopted Accounting Pronouncements

In July 2018, the FASB issued ASU 2018-09, Codification Improvements (“ASU 2018-09”), which made minor amendments to the codification in order to correct errors, eliminate inconsistencies and provide clarifications in current guidance. ASU 2018-09 amends Subtopics 470-50, Debt Modifications and Extinguishments, and 718-40, Compensation-Stock Compensation-Income Taxes, among other Topics amended within the update. Several of the Topics within the ASU were effective immediately upon issuance of ASU 2018-09, however, some amendments require transition guidance which is effective for nonpublic business entities for fiscal years after beginning after December 15, 2019. The Company adopted the new guidance on January 1, 2020, noting no impact on its consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASC 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure for Fair Value Measurement (“ASU 2018-13”), which modifies the disclosure requirements on fair value measurements. ASU 2018-13 is effective for all entities for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with partial early adoption permitted for eliminated disclosures. The method of adoption varies by the disclosure. The Company adopted the new guidance on January 1, 2020, noting no impact on its consolidated financial statements and related disclosures.

Recent Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”), which amends the accounting for leases, requiring lessees to recognize most leases on their balance sheet with a right-of-use asset and a lease liability. Leases will be classified as either finance or operating leases, which will impact the expense recognition of such leases over the lease term. ASU 2016-02 also modifies the lease classification criteria for lessors and eliminates some of the real estate leasing guidance previously applied for certain leasing transactions. In June 2020, the FASB issued update 2020-05 that changed the required effective date. The Company is required to adopt ASU 2016-02 on January 1, 2022. Because of the number of leases, the Company utilizes to support its operations, the adoption of ASU 2016-02 is expected to have a significant impact on the Company’s consolidated financial position and results of operations. Management is currently evaluating the extent of this anticipated impact on the Company’s consolidated financial statements, and the quantitative and qualitative factors that will impact the Company as part of the adoption of ASU 2016-02, as well as any changes to its leasing strategy that may occur because of the changes to the accounting and recognition of leases. Most recently, the Company has organized an implementation group of cross-functional departmental management to ensure the completeness of its lease information, analyze the appropriate classification of current leases under the new standard, and develop new processes to execute, approve and classify leases on an ongoing basis. The Company has also evaluated system applications to assist in the implementation and tracking of leases in preparation for the new standard. The Company plans to early adopt, effective January 1, 2021.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Unit Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception (“ASU 2017-11”). Among other items, Part I of ASU 2017-11 simplifies the accounting for certain financial instruments with down round features, a provision in an equity-linked financial instrument (or embedded feature) that provides a downward adjustment of the current exercise price based on the price of future equity offerings. Current accounting guidance creates cost and complexity for organizations that issue financial instruments with down round features by requiring, on an ongoing basis, fair value measurement of the entire instrument or conversion option. ASU 2017-11 will also require companies to disregard the down round feature when assessing whether the instrument is indexed to its own stock, for purposes of determining liability or equity classification. Companies that provide earnings per share (“EPS”) data will adjust their basic EPS calculation for the effect of the feature when triggered (i.e., when the exercise price of the related equity-linked financial instrument is adjusted downward because of the down round feature) and will also recognize the effect of the trigger within equity. ASU 2017-11 is effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted for all entities. The Company is in the process of evaluating the potential impacts of this new guidance on its consolidated financial statements and related disclosures.

In October 2018, the FASB issued ASU 2018-17, Consolidation – Targeted Improvements to Related Party Guidance for Variable Interest Entities (Topic 810) (“ASU 2018-17”). ASU 2018-17 eliminates the requirement that entities consider indirect interests held through related parties under common control in their entirety when assessing whether a decision-making fee is a variable interest. Instead, the reporting entity will consider such indirect interests on a proportionate basis. ASU 2018-17 is effective for a private company for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. All entities are required to apply the adjustments in ASU 2018-17 retrospectively with a cumulative-effect adjustment to retained earnings at the beginning of the earliest period presented. Early adoption is permitted. The Company is currently evaluating the impact ASU 2018-17 will have on its consolidated financial statements and related disclosures.

In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”) which aligns the accounting treatment of stock awards granted to nonemployee consultants to those granted to employees. The updated guidance requires that share-based payment awards granted to a customer in conjunction with selling goods or services be accounted for under ASC 606, Revenue from Contracts with Customers. We are required to measure and classify share-based payment awards granted to a customer. The amount recorded as a reduction of the transaction price is required to be measured on the basis of the grant-date fair value of the share-based payment award in accordance with Topic 718. The updated guidance is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2020. Early adoption is permitted. The Company is currently evaluating the impact of Topic 718 on our consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 introduces a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. The guidance is effective for us beginning January 1, 2023. The new current expected credit losses (CECL) model generally calls for the immediate recognition of all expected credit losses and applies to loans, accounts and trade receivables as well as other financial assets measured at amortized cost, loan commitments and off-balance sheet credit exposures, debt securities and other financial assets measured at fair value through other comprehensive income, and beneficial interests in securitized financial assets. The new guidance replaces the current incurred loss model for measuring expected credit losses, requires expected losses on available for sale debt securities to be recognized through an allowance for credit losses rather than as reductions in the amortized cost of the securities, and provides for additional disclosure requirements. The Company is currently evaluating the impact the adoption of ASU 2016-13 will have on its consolidated financial statements.

In January 2020, the FASB issued ASU 2020-01, Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)—Clarifying the Interactions between Topic 321, Topic 323, and Topic 815 (“ASU 2020-01”). ASU 2020-01 clarifies the interaction of the accounting for equity securities under Topic 321 and investments accounted for under the equity method of accounting in Topic 323 and the accounting for certain forward contracts and purchased options accounted for under Topic 815. The guidance is effective for fiscal years beginning after December 15, 2020. The Company is currently evaluating the impact the adoption of ASU 2020-01 will have on its consolidated financial statements.

We do not expect that any other recently issued accounting guidance will have a significant effect on our consolidated financial statements.

NOTE 3. REVENUE RECOGNITION

Both our capitated and fee-for-service revenue generally relate to contracts with patients in which our performance obligation is to provide healthcare services to the patients. Revenues are recorded during the period our obligations to provide healthcare services are satisfied as noted below within each service type.

Capitated Revenue and Accounts Receivable

Capitated revenue consists primarily of capitated fees for medical services provided by us under capitated arrangements directly made with various Medicare Advantage managed care payors. The Company receives a fixed fee per patient under what is typically known as a “risk contract.” Risk contracting, or full risk capitation, refers to a model in which the Company receives from the third-party payor a fixed payment per patient per month (“PPPM” payment) for a defined patient population, and the Company is then responsible for providing healthcare services required by that patient population. The Company is responsible for incurring or paying for the cost of healthcare services required by that patient population in addition to those provided by the Company. Fees are recorded gross in revenues because the Company is acting as a principal in arranging for, providing and controlling the managed healthcare services provided to the managed care payors’ eligible enrolled members. Neither the Company nor any of its affiliates is a registered insurance company because state law in the states in which it operates does not require such registration for risk-bearing providers.

The Company’s payor contracts generally have a term of one year or longer, but the contracts between the enrolled members (our customers) and the payor are one calendar year or less. In general, the Company considers all contracts with customers (enrolled members) as a single performance obligation to stand ready to provide managed healthcare services. The Company identified that contracts with customers for capitation arrangements have similar performance obligations and therefore groups them into one portfolio. This performance obligation is satisfied as the Company stands ready to fulfill its obligation to enrolled members.

Our revenues are based upon the estimated PPPM amounts we expect to be entitled to receive from Medicare Advantage managed care payors. The PPPM rates are determined as a percent of the premium the Medicare Advantage plan receives from CMS for our at-risk members. Those premiums are determined via a competitive bidding process with CMS and are based upon the cost of care in a local market and the average utilization of services by the patients enrolled. Medicare pays capitation using a “risk adjustment model,” which compensates providers based on the health status (acuity) of each individual patient. Payors with higher acuity patients receive more, and those with lower acuity patients receive less. Under the risk adjustment model, capitation is paid on an interim basis based on enrollee data submitted for the preceding year and is adjusted in subsequent periods after the final data is compiled. As premiums are adjusted via this risk adjustment model, our PPPM payments will change in unison with how our payor partners’ premiums change with CMS. The Company determined the transaction price for these contracts is variable as it primarily includes PPPM fees which can fluctuate throughout the contract based on the acuity of each individual enrollee. Our capitated revenues include $22,615 and $1,584 for the three-months ended June 30, 2020 and 2019, respectively, and $46,143 and $3,133 for the six-months ended June 30, 2020 and 2019, respectively, for acuity-related adjustments that have been received or are estimated to be received in subsequent periods. In certain contracts, PPPM fees also include adjustments for items such as performance incentives or penalties based on the achievement of certain clinical quality metrics as contracted with payors. There were no PPPM adjustments related to performance incentives/penalties for quality-related metrics for the three and six-months ended June 30, 2020 and 2019. The capitated revenues are recognized based on the estimated PPPM transaction price to transfer the service for a distinct increment of the series (i.e. month) and is recognized net of projected acuity adjustments and performance incentives/penalties because the Company is able to reasonably estimate the ultimate PPPM payment of these contracts. We recognize revenue in the month in which eligible members are entitled to receive healthcare benefits during the contract term. Subsequent changes in PPPM fees and the amount of revenue to be recognized by the Company are reflected through subsequent period adjustments to properly recognize the ultimate capitation amount and do not result in a significant reversal of revenue when the uncertainty is resolved in subsequent periods. As the period between the time of service and time of payment is typically one year or less, the Company elected the practical expedient under ASC 606-10-32-18 and did not adjust for the effects of a significant financing component.

Certain third-party payor contracts include a Medicare Part D payment related to pharmacy claims, which is subject to risk sharing through accepted risk corridor provisions. Under certain agreements the fund risk allocation is established where the Company, as the contracted provider, receives only a portion of the risk and the associated surplus or deficit. The Company estimates and recognizes an adjustment to Part D capitated revenues related to these risk corridor provisions, based upon pharmacy claims experience to date, as if the annual risk contract were to terminate at the end of the reporting period. Medicare Part D comprised 2% of capitated revenues and 3% of medical claims expense for the three and six-months ended June 30, 2020 and comprised 3% of capitated revenues and 5% of medical claims expense for the three and six-months ended June 30, 2019.

The Company had agreements in place with the payors listed below and payor sources of capitated revenue for each period presented were as follows:

	Three-Months Ended June 30,
	2020	2019
Humana	47%	62%
Wellcare	11%	9%
Cigna-HealthSpring	11%	9%
Other	31%	20%

	Six-Months Ended June 30,
	2020	2019
Humana	48%	63%
Wellcare	11%	9%
Cigna-HealthSpring	11%	9%
Other	30%	19%

Other Patient Service Revenue

Other patient service revenue is comprised of ancillary fees earned under contracts with certain managed care organizations for the provision of certain care coordination services and care management services and is also comprised of fee-for-service revenue. The composition of other patient service revenue for each period was as follows:

	Three-Months Ended June 30,
	2020	2019
Care coordination and care management services	$5,217	$1,873
Fee-for-service	1,168	1,561

Total other patient services revenue	$6,385	$3,434

	Six-Months Ended June 30,
	2020	2019
Care coordination and care management services	$9,276	$2,456
Fee-for-service	2,304	3,026

Total other patient services revenue	$11,580	$5,482

The Company has entered into multi-year agreements with Humana and its affiliates to provide services at certain centers to members covered by Humana. The agreements contain an administrative payment from Humana in exchange for the Company providing certain care coordination services during the term of the contract (“Care Coordination Payment”). The Care Coordination Payments are recognized in other patient service revenue ratably over the length of the terms stated in the contracts and are refundable to Humana on a pro-rata basis if the Company ceases to provide services at the centers within the length of the term specified in the contracts. We have identified a single performance obligation to stand ready to provide care coordination services to patients, which constitutes a series of distinct service increments.

Care management services are provided to enrolled members of certain contracted managed care organizations regardless of whether those members are Oak Street Health patients. Similar to the other care management services provided to the Company’s centers, the Company provides delegated services and other administrative services to plans in order to assist with the management of its Medicare population, therefore, we have identified a single performance obligation to stand ready to provide care management services, which constitutes a series of distinct service increments.

Fee-for-service revenue is primarily derived from healthcare services rendered to patients. The services provided by the Company have no fixed duration and can be terminated by the patient or the Company at any time, therefore each treatment is its own standalone contract. Services ordered by a healthcare provider during an office visit are not separately identifiable, and therefore have been combined into a single performance obligation for each contract. The Company recognizes revenue as its performance obligation is completed on the date of service. Fee-for-service revenue is recognized in the period in which services are provided at estimated net realizable amounts from patients, third-party payors and others. The fee-for-service revenue by payor source for each period presented were as follows:

	Three-Months Ended June 30,
	2020	2019
Medicare	54%	46%
Humana	6%	14%
Other	40%	40%

	Six-Months Ended June 30,
	2020	2019
Medicare	49%	46%
Humana	8%	14%
Other	43%	40%

Other patient service accounts receivable consists primarily of amount due from Medicare and Medicare Advantage plans for fee-for-service patients. Receivables from commercial or government payors are recorded at a net amount determined by the original charge for the service provided, less contractual discounts provided to the payor. Receivables due directly from patients are recorded at the original charge for the service provided less amounts covered by third-party payors and an allowance for financial assistance. As of June 30, 2020, Medicare comprised 41% and Humana comprised 7% of other patient service accounts receivable. As of December 31, 2019, Medicare comprised 47% and Humana comprised 9% of other patient service accounts receivable. All other payors represent 52% and 44% of other patient service accounts receivable as of June 30, 2020 and December 31, 2019, respectively.

The Company has a financial assistance policy in which patients will be assessed for financial hardship and other criteria that are used to make a good-faith determination of financial need, in which case the Company will waive or reduce a Medicare beneficiary’s obligation to pay copay, coinsurance or deductible amounts owed for the provision of medical services. The majority of our fee-for-service patients qualify for financial assistance. The total amount of patient revenues that were waived per the Company’s financial assistance policy were $316 and $905 for the three-months ended June 30, 2020 and 2019, respectively, and $1,780 and $1,755 for the six-months ended June 30, 2020 and 2019, respectively. The Company’s cost to provide care in regard to the services for which the patient’s financial obligation was waived was estimated to be $530 and $1,521 for the three-months ended June 30, 2020 and 2019, respectively, and $2,991 and $2,948 for the six-months ended June 30, 2020 and 2019, respectively using a cost-to-charge ratio estimate. The Company invests heavily in primary care to prevent unnecessary acute events and manage chronic illnesses, and the cost incurred exceeds the amount that the Company would have realized under fee-for-service payment arrangements. The Company is willing to accept this deficit as many fee-for-service patients become Medicare Advantage patients under capitated arrangements.

Remaining Performance Obligations

As our performance obligations relate to contracts with a duration of one year or less, the Company elected the optional exemption in ASC 606-10-50-14(a). Therefore, the Company is not required to disclose the transaction price for the remaining performance obligations at the end of the reporting period or when the Company expects to recognize revenue. The Company has minimal unsatisfied performance obligations at the end of the reporting period as our patients typically are under no obligation to continue receiving services at our facilities.

NOTE 4. FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

Assets and liabilities carried at fair value are required to be classified and disclosed in one of the following three categories:

Level 1 Quoted market prices in active markets for identical assets or liabilities.

Level 2 Observable market-based inputs or unobservable inputs that are corroborated by market data.

Level 3 Unobservable inputs that are not corroborated by market data.

When determining the fair value measurements for assets and liabilities required to be recorded at fair value, management considers the principal or most advantageous market in which it would transact and considers risks, restrictions, or other assumptions that market participants would use when pricing the asset or liability. The carrying amounts of financial instruments including cash, accounts receivable, accounts payable, accrued liabilities and short-term borrowings approximate fair value due to the short maturity of these instruments.

The bifurcated derivative associated with the long-term debt (see Note 10) was classified within Level 3 due to a lack of quoted prices in an active market and observable inputs for similar liabilities. The fair value measurements for the bifurcated derivative as of June 30, 2020 and December 31, 2019 was $449 and $152, respectively. The bifurcated derivative liability was included in other long-term liabilities in the consolidated balance sheets as of June 30, 2020 and December 31, 2019. Changes in fair value of the bifurcated derivative were recorded within interest expense in the consolidated statements of operations and amounted to $200 and $308 during the three-month periods ending June 30, 2020 and 2019, respectively, and $297 and $(489) during the six-month periods ending June 30, 2020 and 2019, respectively. See Note 22, Subsequent Events, for further discussion around the prepayment made on the Company’s debt and related expense (including the bifuricated derivative) recorded as result of the extinguishment of debt in conjunction with the IPO.

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Leasehold improvements	$57,686	$56,608
Furniture and fixtures	4,528	3,888
Computer equipment	12,916	9,785
Internal use software	3,088	1,679
Office equipment	9,308	8,934
Construction in process	4,648	3,212
Total property and equipment, at cost	92,174	84,106
Less accumulated depreciation	(21,695)	(16,710)

Property and equipment, net	$70,479	$67,396

The Company recorded depreciation expense of $2,577 and $1,760 for the three-months ended June 30, 2020 and 2019, respectively, and $4,985 and $3,388 for the six-months ended June 30, 2020 and 2019, respectively.

NOTE 6. GOODWILL AND INTANGIBLE ASSETS

Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $9,634 at June 30, 2020 and December 31, 2019. Pursuant to ASC 350, “Intangibles – Goodwill and Other,” we review the recoverability of goodwill annually as of October 1 or whenever significant events or changes occur which might impair the recovery of recorded amounts. For purposes of the annual goodwill impairment assessment, the Company has identified a single reporting unit. The most recently completed impairment test of goodwill was performed as of October 1, 2019, and it was determined that no impairment existed. No other indicators of impairment were identified during the year.

Intangible assets with a finite useful life continue to be amortized over its useful lives. Net intangible assets amounted to $3,159 and $3,352 at June 30, 2020 and December 31, 2019, respectively. The Company recorded amortization expense of $97 for the three-months ended June 30, 2020 and 2019, and $193 for the six-months ended June 30, 2020 and 2019. We review the recoverability of the long-lived asset whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable.

Due to the COVID-19 pandemic and its effect on our business and the overall economy, we considered the potential impact on our goodwill asset as of June 30, 2020. We determined that it was not more likely than not that the fair value of our reporting unit was below the carrying value based on our evaluation, which took into consideration our overall enterprise value, recent equity transactions (i.e. issuance of Inventor Unit III-E) and projected forecasted financial results. Our analysis of projected forecasted results considered a short-term temporary impact from the COVID-19 pandemic on volumes and growth, since our last quantitative analysis.

Our Significant Accounting Policy for goodwill and intangibles assets were disclosed in Note 2 of the notes to the consolidated financial statements for the fiscal year ended December 31, 2019 of our Prospectus. We will continue to monitor the significant global economic uncertainty as a result of the COVID-19 pandemic to assess the outlook for demand for our services and the impact on our business and our overall financial performance. A lack of recovery or further deterioration in market conditions, a trend of weaker than expected financial performance in our business, or a lack of recovery or a significant decline in the Company’s enterprise value, among other factors, could result in an impairment charge in future periods which could have a material adverse effect on our financial statements.

NOTE 7. INTERNAL USE SOFTWARE

Canopy is an application that was created by the Company’s internal Information Technology team in 2017 to provide support for Greenway, its electronic medical records (“EMR”) software. The Company’s EMR collects and contains general information such as treatment and medical history about its patients. The Canopy application is used to help fill Greenway gaps and make way for innovative healthcare tools. The Company considers the application as internal use as the Company does not market or sell the software. The Company capitalizes certain costs related to the development of Canopy. Costs incurred during the application development phase are capitalized only when the Company believes it is probable the development will result in new or additional functionality. The types of costs capitalized during the application development phase include employee compensation, as well as consulting fees for third-party developers working on these projects. Costs related to the preliminary project stage and post implementation activities are expensed as incurred. Internal use software is amortized on a straight-line basis over the estimated five-year life of the asset.

As of June 30, 2020 and December 31, 2019, the Company capitalized a total of $3,088 and $1,679 of internal use software and recorded $469 and $327 in accumulated depreciation, respectively. The Company expensed $78 and $32 of capitalized development costs for the three-month periods ended June 30, 2020 and 2019, respectively, and $141 and $62 for the six-month periods ended June 30, 2020 and 2019, respectively. Capitalized external software costs include the actual costs to purchase software licenses from vendors. Costs incurred to maintain existing software are expensed as incurred.

NOTE 8. OTHER CURRENT AND LONG-TERM LIABILITIES

Accrued compensation and benefits consisted of the following as of:

	June 30, 2020	December 31, 2019
Accrued paid time off	$4,427	$2,319
Accrued bonus and commission	9,197	16,814
Accrued payroll and taxes	6,558	7,052
Other	2,437	2,425

Total	$22,619	$28,610

Other current liabilities consisted of the following as of:

	June 30, 2020	December 31, 2019
Humana license fee	$3,339	$2,753
Lease incentive obligation, current	550	550
Contract liabilities, current	3,107	3,785
Accrual for goods or services received, not invoiced	3,067	2,876
CARES Act stimulus payments	5,434	—
Other current liabilities	1,581	1,037

Total	$17,078	$11,001

Other long-term liabilities consisted of the following as of:

	June 30, 2020	December 31, 2019
Contract liabilities, net of current	$6,371	$5,039
Lease incentive obligation, net of current	5,330	5,605
Bifurcated derivative	449	152
CARES Act deferred payroll taxes	1,800	—
Other long-term liabilities	20	20

Total	$13,970	$10,816

NOTE 9. LIABILITY FOR UNPAID CLAIMS

Medical claims expense and the liability for unpaid claims include estimates of the Company’s obligations for medical care services that have been rendered by third parties on behalf of insured consumers for which the Company is contractually obligated to pay (through the Company’s full risk capitation arrangements), but for which claims have either not yet been received, processed, or paid. The Company develops estimates for medical care services incurred but not reported (“IBNR”), which includes estimates for claims that have not been received or fully processed, using a process that is consistently applied, centrally controlled and automated. This process includes utilizing actuarial models when a sufficient amount of medical claims history is available from the third-party healthcare service providers. The actuarial models consider factors such as time from date of service to claim processing, seasonal variances in medical care consumption, health care professional contract rate changes, medical care utilization and other medical cost trends, membership volume and demographics, the introduction of new technologies, benefit plan changes, and business mix changes related to products, customers and geography. In developing its unpaid claims liability estimates, the Company applies different estimation methods depending on which incurred claims are being estimated. For the most recent three months, the Company estimates claim costs incurred by applying observed medical cost trend factors to the average PPPM medical costs incurred in prior months for which more complete claims data are available, supplemented by a review of near-term completion factors (actuarial estimates, based upon historical experience and analysis of current trends, of the percentage of incurred claims during a given period that have been adjudicated by the Company at the date of estimation). For the months prior to the most recent three months, the Company applies completion factors to actual claims adjudicated-to-date to estimate the expected amount of ultimate incurred claims for those months. As of June 30, 2020 and December 31, 2019, the Company recorded a liability for unpaid claims for $235,856 and $170,629, respectively.

The Company purchases provider excess insurance to protect against significant, catastrophic claims expenses incurred on behalf of its patients. The total amount of provider excess insurance premium was $869 and $448, and total reimbursements were $446 and $0 for the three-month periods ended June 30, 2020 and 2019, respectively. The total amount of provider excess insurance premium was $1,712 and $958, and total reimbursements were $752 and $0 for the six-month periods ended June 30, 2020 and 2019, respectively. The provider excess insurance premiums less reimbursements are reported in medical claims expense in the consolidated statements of operations. Provider excess recoverables due are reported in other current assets in the consolidated balance sheets. As of June 30, 2020, the Company’s provider excess insurance deductible was $250 per member and covered up to a maximum of $5,000 per member per calendar year.

The Company’s liabilities for unpaid claims were as follows as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Balance, beginning of period	$170,629	$68,174
Incurred health care costs (third-party medical claims expense and administrative health plan fees):
Current period	274,687	383,169
Prior period	11,344	268

Total claims incurred	286,031	383,437
Third-party medical claims and administrative health plan fees paid:
Current period	(160,973)	(226,618)
Prior period	(59,643)	(56,220)

Total claims paid	(220,616)	(282,838)
Adjustment to other claims-related liabilities	(188)	1,856

Balance, end of period	$235,856	$170,629

We assess the profitability of our managed care capitation arrangement to identify contracts where current operating results or forecasts indicate probable future losses. If anticipated future variable costs exceed anticipated future revenues, a premium deficiency reserve is recognized. No premium deficiency reserves were recorded as of June 30, 2020 and December 31, 2019.

In accordance with its policy, the Company reviews its estimated liability for unpaid claims on an ongoing basis. During the second quarter of 2020, this review indicated that actual medical claims expense was higher than prior period estimates as well as a change in our historical payer claim receipt and payment patterns. As a result, as of the period ended June 30, 2020, the Company updated its estimate of its liability of unpaid claims, primarily based on historical experience of medical claims expense. The result of this updated information was additional medical claims expense for the three-months ended June 30, 2020 of approximately $4,599, or $(8.55) per unit (basic and diluted) related to the first quarter of 2020 and $11,344 related to the year ended December 31, 2019, or $(21.10) per unit (basic and diluted). Additionally, for the six-months ended June 30, 2020, it resulted in incremental medical claims expense of approximately $11,344 related to the year ended December 31, 2019, or $(19.60) per unit (basic and diluted).

NOTE 10. LONG-TERM DEBT

Long-term debt balances as of the June 30, 2020 and December 31, 2019 were as follows:

	June 30, 2020	December 31, 2019
Note payable to Hercules Capital, Inc., originally dated August 7, 2017 and amended April 26, 2019 and January 13, 2020. The note bears a floating interest rate of the greater of 9.75% or the sum of the Prime Rate plus 5.00%.	$80,000	$80,000
Plus: Unamortized discount and debt issuance costs	2,126	1,347
Less: Current maturities	—	(18,507)

Total long-term debt	$82,126	$62,840

The Company entered into a debt agreement with Hercules for $20,000 on August 7, 2017. See further discussion of the prepayment that occurred on this loan in conjunction with the IPO in Note 22, Subsequent Events. The note bears a floating interest rate of the greater of 9.75% or the sum of i) 9.75%, plus ii) the Prime Rate minus 4.75%. The interest rate at June 30, 2020 and December 31, 2019 was 9.75% and 9.75%, respectively. The note allowed for an additional $10,000 advance subject to terms and conditions of the loan agreement, which was drawn by the Company on June 28, 2018. The Company may prepay all, but not less than all, of the entire principal balance prior to maturity with an associated prepayment charge of detailed in the loan agreement. The terms of the loan agreement specify the prepayment penalty ranges from 3% to 1% depending on when prepayment occurs in relation to maturity date: if amounts are prepaid within 12 months of the Closing Date (3.0%); after 12 months but prior to 24 months (2.0%); and any time after 24 months (1.0%). The note is secured by a perfected first position lien on all of Company’s assets.

The original Hercules note required 13 months of interest-only payments, followed by monthly installments on a 36-month amortization schedule with the remaining principal and an end-of-term charge due when the note matures on September 1, 2021. The interest-only period was extended an additional twelve months as the Company met the performance conditions outlined in the loan agreement and received an additional $10,000 on June 28, 2018 as allowed by the note.

In April 2019, the Company amended the debt agreement with Hercules to allow for additional tranches which may be drawn upon. Tranche I is the existing loan of $30,000, Tranche II is an additional $30,000 available on April 26, 2019, Tranche III is an additional $20,000 available from July 1, 2019 through December 31, 2019 subject to continued covenant compliance, and Tranche IV is an additional $10,000 available from July 1, 2019 through December 31, 2020 subject to future lender investment committee approval. The Company received Tranche II in April 2019 and Tranche III in November 2019 but has not made any further draws. As of the date of the receipt of Tranches II and III, the maturity date of the debt agreement was amended to June 1, 2022, and further extensions of the maturity date occur upon the draw of additional tranches. In addition, upon the draw of each tranche a 5.95% end-of-term charge is applied to the total drawn amount and will be due upon the amended maturity date.

In January 2020, the Company amended the debt agreement with Hercules to provide for the following changes subject to certain performance milestones which were met in February 2020: (i) the extension of the principle payment start date from July 1, 2020 to October 1, 2021, (ii) the extension of the loan maturity date from June 1, 2022 to December 1, 2022, (iii) the change in interest rate to the greater of either 9.75% or the sum of the prime rate plus 5.00%, (iv) the change in prepayment charge to 2.0% of the amount prepaid if amounts are prepaid prior to June 30, 2020; 1% if prepaid after June 30, 2020 but on or prior to December 31, 2020; and 0.5% if prepaid thereafter prior to maturity, and (v) the elimination of all financial covenants with the exception of the net patient-level contribution covenant.

The Company recorded a derivative liability related to the change in control provisions within the Hercules debt agreement in the amount of $449 and $152 as of June 30, 2020 and December 31, 2019, respectively. The Company recognized all changes in fair value of the derivative liability within interest expense of $200 and $308 for the three-month periods ended June 30, 2020 and 2019, respectively, and $297 and $(489) for the six-month periods ended June 30, 2020 and 2019, respectively.

The estimated fair value of the Company’s bifurcated derivative instrument has been valued using an outcome-probability-weighted discounted cash flow analysis at the end of each reporting period using inputs that are not corroborated by market data which resulted in the Company classifying such derivatives as Level 3 (see Note 4).

The carrying amount of long-term debt approximates fair value because the interest rates fluctuate with market interest rates or the fixed rates are based on current rates offered to the Company for debt with similar terms and maturities.

Scheduled maturity requirements of long-term debt, excluding the unamortized discount, end of term charge, and debt issuance costs as of June 30, 2020 are as follows:

June 30, 2020
2020	$—
2021	15,212
2022	64,788

Total	$80,000

Debt issuance costs and original issuance discount

As part of entering into the Hercules debt agreement, the Company incurred (or will incur due to the end-of-term charge) certain third-party costs. The costs incurred relate to attorney and other third-party costs. Debt issuance costs and original issuance discount as of the periods presented below were as follows:

	June 30, 2020	December 31, 2019
Accretion of end-of-term charge	$(2,514)	$(1,830)
Original issuance discount	191	191
Additional issuance discount	543	543
Amortization	(346)	(251)

Unamortized discount and debt issuance costs, net	$(2,126)	$(1,347)

Debt issuance costs are presented in the consolidated balance sheets as a direct deduction from the carrying value of the long-term debt. Included in debt issuance costs is an end-of-term charge due to Hercules. The end-of-term charge is to be paid in full at the end of the term and was $4,760 as of June 30, 2020 and December 31, 2019 and are being accreted over the expected term of the loan. Debt issuance costs are amortized over the term of the related debt instrument using the effective interest method. Amortization of debt issuance costs and accretion of end-of-term charge are recorded as interest expense in the consolidated statements of operations.

NOTE 11. INCOME TAX

The most significant impact to the Company’s effective tax rate is related to the tax treatment of certain equity compensation. However, the Company was still in a tax loss and net deferred tax asset position after this adjustment. As a result, and in accordance with accounting standards, the Company recorded a valuation allowance to reduce the value of the net deferred tax assets to zero. The Company’s effective tax rate as of June 30, 2020 was 0.0%. This is unchanged from the previous year.

NOTE 12. REDEEMABLE INVESTOR UNITS

The membership interests of the Company contain five classes of Units, consisting of voting classes of Units known as Founders’ Units and three classes of Investor Units known as Investor Units I, Investor Units II and Investor Units III and a non-voting class of Incentive Units. Due to contingent redemption features, the Investor Units are presented as temporary equity in the mezzanine section of the consolidated balance sheets. See further discussion of the conversion of existing equity to common stock that occurred in conjunction with the IPO in Note 22, Subsequent Events.

The Unit III class is further divided into five series: Investor Units III-A, Investor Units III-B, Investor Units III-C, Investor Units III-D, and Investor Units III-E. The holders of Investor Units III-B do not have any governance or voting rights. The Company is authorized to issue up to 100,000,000 Investor Units in aggregate.

Redeemable Investor Units consisted of the following at the issuance price per unit as of:

	June 30, 2020
	Units Issued and Outstanding	Issuance Price per Unit	Total Value
Investor Units I	382,572	$12.00	$4,591
Investor Units II	509,796	16.20	8,259
Investor Units III-A – Issued prior to December 1, 2015	1,872,409	20.25	37,916
Investor Units III-A – Issued after December 1,2015	6,043,421	26.38	159,425
Investor Units III-B	568,613	26.38	15,000
Investor Units III-C	747,661	58.78	43,948
Investor Units III-D	876,147	58.78	51,500
Investor Units III-E	1,471,623	156.29	230,000

Total	12,472,242		$550,639

	December 31, 2019
	Units Issued and Outstanding	Issuance Price per Unit	Total Value
Investor Units I	382,572	$12.00	$4,591
Investor Units II	509,796	16.20	8,259
Investor Units III-A – Issued prior to December 1, 2015	1,872,409	20.25	37,916
Investor Units III-A – Issued after December 1,2015	6,043,421	26.38	159,425
Investor Units III-B	568,613	26.38	15,000
Investor Units III-C	747,661	58.78	43,948
Investor Units III-D	876,147	58.78	51,500

Total	11,000,619		$320,639

The following table shows the Company’s activity related to its Investor Units as of and for the periods ending:

	Investor Units I	Investor Units II	Investor Units III-A	Investor Units III-B	Investor Units III-C	Investor Units III-D	Investor Units III-E	Total
Outstanding, December 31, 2018	382,572	509,796	7,915,830	568,613	747,661	850,629	—	10,975,101
Issued	—	—	—	—	—	25,518	—	25,518

Outstanding, December 31, 2019	382,572	509,796	7,915,830	568,613	747,661	876,147	—	11,000,619
Issued	—	—	—	—	—	—	1,471,623	1,471,623

Outstanding, June 30, 2020	382,572	509,796	7,915,830	568,613	747,661	876,147	1,471,623	12,472,242

In May 2019, we issued 25,518 units of Investor Units III-D in exchange for $1,500. The price per unit was $58.78.

In February 2020, we issued 1,471,623 units of Investor Units III-E in exchange for $230,000. The price per unit was $156.29. There was $5,637 in legal fees recorded as a reduction of equity as result of the capital raise.

The redeemable Investor Units have the following rights and characteristics:

Dividends

Dividends are payable in cash, if declared, by the Company’s Board or upon a liquidation, deemed liquidation event or as determined by the Board in its sole discretion. The Company has not declared dividends for the periods ended June 30, 2020 and 2019, respectively.

Preferred Return

Whether or not declared or approved by the Board, the holders of the Investor Units accrue a preferred return in the amount of 8%, per annum, on the varying balance of each Investor Units’ unreturned capital contribution beginning on the date of initial investment. This preferred return is cumulative and shall take into account, in determining the satisfaction of the preferred return, all distributions resulting from or paid to members holding Investor Units in connection with a dissolution or deemed liquidation event.

The following table shows accumulated dividends on the redeemable Investor Units on a cumulative basis as of the periods ended:

	June 30, 2020			December 31, 2019
	Units	Per Unit	Total	Units	Per Unit	Total
Series
Investor Units I	382,572	$8.36	$3,200	382,572	$7.60	$2,908
Investor Units II	509,796	9.93	5,063	509,796	8.95	4,563
Investor Units III-A – Issued prior to December 1, 2015	1,872,409	10.23	19,163	1,872,409	9.09	17,020
Investor Units III-A – Issued after December 1,2015	6,043,421	7.62	46,037	6,043,421	6.34	38,322
Investor Units III-B	568,613	5.24	2,981	568,613	4.06	2,306
Investor Units III-C	747,661	10.76	8,041	747,661	8.14	6,089
Investor Units III-D	876,147	8.41	7,372	876,147	5.89	5,162
Investor Units III-E	1,471,623	4.29	6,315	—	—	—

Total			$98,172			$76,370

Conversion

While the Company’s Investor Units have no conversion rights related to any of the Investor Unit classes, in response to a Reorganization Plan to convert the Company into a corporate form (as defined in the Oak Street Health LLC Amended and Restated Operating Agreement), Investor Unit holders are eligible to receive capital stock of the successor corporation in number of and with terms relatively consistent to their Investor Units, as ultimately determined by the Company’s Board of Directors.

Redemption

The Company’s Investor Units have no mandatory redemption provisions. The Investor Units are redeemable upon a Deemed Liquidation Event, and the Company determined that it does not fully control the effectuation or consummation of events that would be considered a Deemed Liquidation Event. This is because: (i) the Company’s Board of Directors are required to approve such a transaction, and (ii) the Investor Unit holders are collectively entitled to elect 5 of the 8 Board Members which gives them a majority of the Board of Directors, giving the Investor Unit holders effective control of the Board of Directors. Therefore, the Investor Units are required to be presented outside of permanent equity as mezzanine equity on the Company’s consolidated balance sheets. The Company has evaluated whether any of the potential Deemed Liquidation Events are probable of occurring and has concluded that it is not probable that the Investor Units will become redeemable, and that no subsequent measurement is required.

Liquidation

In the event of a liquidation, dissolution, or winding up of the Company, the holders of each of the various types of Investor Units will receive liquidation preference, prior and in preference to any distribution of any of the assets or surplus funds of the Company to the holders of Founders’ Units, equal to the greater of (i) the applicable liquidation preference (the applicable liquidation preference is described in the Fifth Amended and Restated Limited Liability Company Operating Agreement) or (ii) the amount the holders of the Investor Units would receive if such holders had converted their units into Founders’ Units immediately prior to such liquidation event.

Voting Rights

Founders’ Units and Investor Units, specifically excluding the Investor Units III-B, are collectively referred to as “voting units”. On any matter presented to the members for their action and consideration at any meeting, each holder of outstanding voting units shall be entitled to cast the number of votes equal to the number of whole units held of record by such holder as of the record date for determining those Members entitled to vote on any such matters.

NOTE 13. MEMBERS’ DEFICIT

Common Units

The Company’s common units consisted of the following Founders’ Units, Incentive Units, and Profits Interests (see Note 14) as of June 30:

	Founders’ Units (par value of $0.01 per unit)	Incentive Units (par values range from $0.00 to $26.00 per unit)	Profits Interests (no par value)	Total
Outstanding, December 31, 2018	606,313	13,755	1,454,148	2,074,216
Granted	—	—	496,763	496,763
Repurchased/Forfeited	—	—	(40,115)	(40,115)
Outstanding, December 31, 2019	606,313	13,755	1,910,796	2,530,864
Granted	—	—	1,095,067	1,095,067
Repurchased/Forfeited	—	—	(33,320)	(33,320)
Tender Offer	(107,208)	(1,142)	(22,801)	(131,151)

Outstanding June 30, 2020	499,105	12,613	2,949,742	3,461,460

Tender Offer

Upon the Company’s Board of Directors’ approval, the Company issued a Tender Offer to Purchase for cash dated March 30, 2020 (the “Tender Offer”) which expired on April 27, 2020 up to $20,000 of eligible units at a purchase price of $156.29 per eligible unit. Founders’ Units, Incentive Units, and Profits Interests that were not subject to vesting or risk of forfeiture and, if there was a hurdle value applicable to the Profits Interests, that were awarded prior to March 30, 2018, were eligible to be tendered to the Company for purchase. This Tender Offer allowed the directors, officers and employees (including the founders) the option to have their eligible units repurchased; unit holders were permitted to sell any number of any class of eligible units, subject to a 10% threshold. The Tender Offer was not conditioned on any minimum number of eligible units being tendered, and the Company was not contractually obligated to redeem these units.

On April 27, 2020, the Company purchased all eligible units, other than Profits Interests subject to a hurdle value, at a price of $156.29 per eligible unit net to the sellers in cash, without interest. The Company purchased Profits Interests that had a hurdle value at a price for each Profits Interests equal to the excess of $156.29 over the per Profits Interests amount of that hurdle value net to the sellers in cash, without interest. The purchase price offered in the Tender Offer for eligible units was the same for all classes of eligible units (other than Profits Interests, for which the purchase price was adjusted to reflect the applicable hurdle value), even though their relative priorities in distributions may differ. The following units were tendered to the Company:

Type of Units	Number of Units Tendered	Purchase Price per Unit	Total Purchase Price
Founders’ Units	107,208	$156.29	$16,756
Incentive Units	1,142	156.29	178
Profits Interest Hurdle Value $265,158	17,622	136.04	2,397
Profits Interest Hurdle Value $346,107	3,684	129.91	479
Profits Interest Hurdle Value $386,277	1,495	126.90	190

Total Common Units	131,151		$20,000

The Units (including Profits Interests) were repurchased at an amount per unit in excess of the fair value, which resulted in additional compensation expense of $606 within corporate, general and administrative expenses in the consolidated statements of operation for the quarter and year-ended June 30, 2020. Members’ Capital cannot be reduced to less than the stated value of common shares outstanding; therefore, any additional value above the remaining ownership is a direct reduction to Members’ Deficit. Accordingly, $5,895 was recorded as a reduction in Members’ Capital and the remaining $13,498 was recorded in Accumulated Deficit.

NOTE 14. UNIT-BASED COMPENSATION

Incentive Units Options

In 2013, the Company’s Board adopted an equity incentive plan, subsequently replaced by the Equity Incentive Plan in 2015, in which the Company has granted awards in the form of Incentive Units options to employees, officers, directors, consultants, and other service providers of the Company.

During the period ended June 30, 2020 and December 31, 2019, no Incentive Units options were exercised and 2,000 options remained outstanding at the end of the period. The options outstanding have a per unit exercise price of $12.00.

Profits Interests

In 2015, the Company’s Board adopted the Equity Incentive Plan (the “Equity Incentive Plan”). Under the Equity Incentive Plan, the Company has granted awards in the form of Profits Interests to employees, officers, and directors. As of June 30, 2020, a maximum of 3,000,000 Profits Interests may be granted under the Equity Incentive Plan. Awards under the Equity Incentive Plan are granted on a discretionary basis and are subject to the approval of the Company’s Board.

During the three and six-months period ended June 30, 2020 and 2019, the Company entered into award agreements (“Profits Interest Award”) which granted Profits Interests of the Company. These Profits Interests represent profits interest ownership in the Company tied solely to the accretion, if any, in the value of the Company following the date of issuance of such Profits Interests. Profits Interests participate in any increase of the Company value related to their profits interests after the hurdle value has been achieved and the Company’s Profits Interests receive the agreed-upon return on their invested capital.

The Profits Interests awards generally vest either over a requisite service period or are contingent upon a performance condition. The Company granted 829,567 and 244,120 Profits Interests awards during the three-months ended June 30, 2020 and 2019, respectively, and 1,095,067 and 244,120 Profits Interests awards during the six-months ended June 30, 2020 and 2019, respectively.

Each Profits Interests award contains the following material terms:

(i)

The Profits Interests receive distributions (other than tax distributions) only upon a liquidity event, as defined, that exceeds a threshold equivalent to the fair value of the Company, as determined by the Company’s Board of Directors, at the grant date.

(ii)

A portion of the awards vest over a period of continuous employment or service (“Service-Vesting Units”) while the other portion of the awards only vest in the event of the Sponsor’s Exit (“Performance-Vesting Units”), as defined by the Equity Incentive Plan. The Service-Vesting Units provide for accelerated vesting upon Sponsor’s Exit should the participant’s employment be terminated (other than for cause) after the Sponsor’s Exit, but prior to the final service vesting date.

(iii)	All awards include a repurchase option at the election of the Company for the vested portion upon termination of employment or service.

Profits Interests are accounted for as equity using the fair value method, which requires the measurement and recognition of compensation expense for all profit interest-based payment awards made to the Company’s employees based upon the grant-date fair value. The Company has concluded that both the Service-Vesting Units and the Performance-Vesting Units are subject to a market condition, and has assessed the market condition as part of its determination of the grant date fair value.

For Performance-Vesting Units, the Company recognizes unit-based compensation expense when it is probable that the performance condition will be achieved. The Company will analyze if a performance condition is probable for each reporting period through the settlement date for awards subject to performance vesting. For Service-Vesting Units, the Company recognizes unit-based compensation expense over the requisite service period for each separately vesting portion of the profits interest as if the award was, in-substance, multiple awards.

Accordingly, the Company determined the fair value of each award on the date of grant using both the income and market approaches, including the backsolve method with the following assumptions used for grants issued for the three and six-months ended June 30, 2020 and 2019:

	Six-Months Ended
	June 30,
	2020	2019
Risk-Free Rate	.16%	1.58%
Volatility	65.0%	35.0%

Time to Liquidity Event (Years)	2.00	2.19

The volatility assumption used in the weighted-average income and market approaches is based on the expected volatility of public companies in similar industries, adjusted to reflect the differences between the Company and public companies in size, resources, time in industry, and breadth of product and service offerings. Expected dividend yield was assumed to be zero given the Company’s history of declaring dividends and the Company’s lack of intent to pay dividends in the foreseeable future.

The following is a summary of Profits Interests award transactions as well as the Profits Interests outstanding and their corresponding hurdle values as of and for the periods ended June 30, 2020 and December 31, 2019:

	Profits Interests	Weighted-Average Grant Date Fair Value
Outstanding, December 31, 2018	1,454,148	2.35
Granted	496,763	42.35
Vested	193,375	2.32
Forfeited/Repurchased	(40,115)	5.74
Outstanding, December 31, 2019	1,910,796	12.68
Granted	1,095,067	53.51
Vested	188,381	5.09
Forfeited/Repurchased	(56,121)	10.01
Outstanding, June 30, 2020	2,949,742	11.32
Vested outstanding, June 30, 2020	550,698

Vested outstanding, December 31, 2019	389,531

	As of June 30, 2020			As of December 31, 2019
	Units Outstanding	Hurdle Value		Units Outstanding	Hurdle Value
	93,455	$265,158		111,076	$234,834
	151,370	346,107		160,492	306,706
	43,780	386,277		45,275	342,451
	253,874	685,350		265,374	608,955
	510,450	782,361		462,292	645,000
	458,090	922,500		521,225	697,700
	343,656	1,582,500		345,062	1,310,000
	380,250	2,200,000		—	—
	714,817	2,210,000		—	—

Total	2,949,742		Total	1,910,796

The Company recognized $3,502 and $543 in unit-based compensation expense related to the Profits Interests for the three-month periods ended June 30, 2020 and 2019, respectively, and $5,380 and $799 for the six-month periods ended June 30, 2020 and 2019, respectively. These amounts were recognized within corporate, general, and administrative expenses in the consolidated statements of operations. At June 30, 2020, the Company had approximately $56,571 in unrecognized compensation expense related to non-vested Service-Vesting awards that will be recognized over the weighted-average period of 1.68 years. As of June 30, 2020, the Company had approximately $15,778 in unrecognized compensation expense related to Performance-Vesting units.

NOTE 15. COMMITMENTS – LITIGATION AND CONTINGENCIES

Contingencies

The Company is presently, and from time to time, subject to various claims and lawsuits arising in the normal course of business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

Uncertainties

The healthcare industry is subject to numerous laws and regulations of federal, state and local governments. These laws and regulations include, but are not limited to, matters such as licensure, accreditation, Government healthcare program participation requirements, reimbursement for patient services, and Medicare and Medicaid fraud and abuse. Recently, government activity has increased with respect to investigations and allegations concerning possible violations of fraud and abuse statues and regulations by healthcare providers. Violations of these laws and regulations could result in expulsion from government healthcare programs together with imposition of significant fines and penalties, as well as significant repayments for patient services billed.

Management believes that the Company is in compliance with fraud and abuse as well as other applicable government laws and regulations. While no regulatory inquiries have been made, compliance with such laws and regulations is subject to government review and interpretation, as well as regulatory actions unknown at this time.

NOTE 16. COMMITMENTS – OPERATING LEASES

The Company leases corporate office space and operating facilities under operating leases. The Company’s headquarters is located in Chicago, Illinois. The Company recognized $4,608 and $2,765 of rent expense for the three-month periods ended June 30, 2020 and 2019 respectively, and $9,221 and $5,444 for the six-month periods ended June 30, 2020 and 2019 respectively, included in corporate, general and administrative expenses in the consolidated statements of operations.

Various lease agreements provide for escalating rent payments over the life of the respective lease and the Company recognizes rent expense on a straight-line basis over the life of the lease. This results in a non-interest-bearing liability (deferred rent) that increases during the early portion of the lease term, as the cash paid is less than the expense recognized, and reverses by the end of the lease term. The Company recorded $13,015 and $12,901 at June 30, 2020 and December 31, 2019, respectively, of deferred rent that was classified as a long-term liability in the consolidated balance sheets.

In addition to base rent, the centers are generally responsible for their proportionate share of real estate taxes and common area charges. Most of the leases contain renewal options at the Company’s election whereby the lease could be extended for terms ranging from five to ten years with base rent escalations.

NOTE 17. VARIABLE INTEREST ENTITIES

The Physician Groups (as defined in Note 1) were established to employ healthcare providers, contract with managed care payors, and to deliver healthcare services to patients in the markets that the Company serves.

The Company evaluated whether it has a variable interest in the Physician Groups, whether the Physician Groups are VIEs, and whether the Company has a controlling financial interest in the Physician Groups. The Company concluded that it has variable interests in the Physician Groups on the basis of its Administrative Service Agreement (“ASA”) which provides for reimbursement of costs and a management fee payable to the Company from the Physician Groups in exchange for providing management and administrative services which creates risks and a potential return to the Company. The Physician Group’s equity at risk, as defined by U.S. GAAP, is insufficient to finance its activities without additional support, and, therefore, the Physician Groups are considered VIEs.

In order to determine whether the Company has a controlling financial interest in the Physician Groups, and, thus, is the Physician’s primary beneficiary, the Company considered whether it has i) the power to direct the activities of Physician Groups that most significantly impact its economic performance and ii) the obligation to absorb losses of the Physician Groups that could potentially be significant to it or the right to receive benefits from Physician Groups that could potentially be significant to it. The Company concluded that the unitholders and employees of the Physician Groups are structured in a way that neither unitholder, employees nor their designees has the individual power to direct the activities of the Physician Groups that most significantly impact its economic performance. Under the ASA, MSO is responsible for providing management and administrative services related to the growth of the patient population of the Physician Groups, the management of that population’s healthcare needs, and the provision of required healthcare services to those patients. The Company has concluded that the success or failure of MSO in conducting these activities will most significantly impact the economic performance of the Physician Groups. In addition, the Company’s variable interests in the Physician Groups provide the Company with the right to receive benefits that could potentially be significant to it. The single member of the Physician Groups is a member and employee of OSH. As a result of this analysis, the Company concluded that it is the primary beneficiary of the Physician Groups and therefore consolidates the balance sheets, results of operations and cash flows of the Physician Groups. The Company performs a qualitative assessment of the Physician Groups on an ongoing basis to determine if it continues to be the primary beneficiary.

The table below illustrates the VIE assets and liabilities and performance for the Physician Groups as of and for the periods ended:

	June 30, 2020	December 31, 2019
Total assets	$363,307	$252,629
Total liabilities	301,621	230,527

	Three-Months Ended June 30,
	2020	2019
Total revenues	$210,314	$125,215
Operating expenses:
Medical claims expense	154,656	83,577
Cost of care, excluding depreciation and amortization	14,187	9,229

Total operating expenses	$168,843	$92,806

	Six-Months Ended June 30,
	2020	2019
Total revenues	$408,778	$242,591
Operating expenses:
Medical claims expense	286,032	160,271
Cost of care, excluding depreciation and amortization	29,534	17,180

Total operating expenses	$315,566	$177,451

Physician Group revenues consist of amounts recognized for services provided to patients and includes capitated revenue and a portion of the Company’s other patient service revenue, and exclude certain care management services. All capitation arrangements are drafted at the Physician Group level.

Operating expenses consist primarily of medical claims expense, a majority of which are third-party medical claims expenses and administrative health plan fees, and exclude fees to perform payor delegated activities and provider excess insurance costs. Cost of care, excluding depreciation and amortization primarily includes provider salaries and benefits and other clinical operating costs which are reported in cost of care, excluding depreciation and amortization in the consolidated statements of operations. These amounts do not include intercompany revenues and costs, principally management fees between MSO and the Physician Groups, which are eliminated in consolidation.

There are no restrictions on the Physician Groups’ assets or on the settlement of its liabilities. The assets of the Physician Groups can be used to settle obligations of the Company. The Physician Groups are included in the Company’s obligated group; thus, creditors of the Company have recourse to the assets owned by the Physician Groups. There are no liabilities for which creditors of the Physician Groups do not have recourse to the general credit of the Company. There are no restrictions placed on the retained earnings or net income of the Physician Groups with respect to potential dividend payments.

NOTE 18. RELATED PARTIES

In September 2018, the Company signed an agreement issuing 850,629 of a new class of investor units (Investor Units III-D) to Humana in exchange for $50,000. The balance related to Humana represented $57,233 and $55,084 of the redeemable investor units’ balance at June 30, 2020 and December 31, 2019, respectively, which included accumulated preferred dividends in addition to Humana’s invested capital.

Revenues

The Company also has capitated managed care contracts with Humana. Total capitated revenues related to the Humana payor contracts were $97,367 and $75,731 for the three-month periods ended June 30, 2020 and 2019, respectively, and $193,854 and $149,413 for the six-month periods ended June 30, 2020 and 2019, respectively. Receivables from Humana represented $46,775 and $49,647 of the capitated accounts receivable balance at June 30, 2020 and December 31, 2019, respectively. Within the Company’s other patient services revenue, revenues from Humana are included in both fee-for-service revenue and care coordination revenue. The Company has recognized $93 and $219 in other patient service revenue in the three-month periods ended June 30, 2020 and 2019, respectively, and $184 and $424 in other patient service revenue in the six-month periods ended June 30, 2020 and 2019, respectively, related to the fee-for-service revenues. The Company has recognized $715 and $573 in other patient service revenue in the three-month periods ended June 30, 2020 and 2019, respectively, and $1,407 and $1,145 in other patient service revenue in the six-month periods ended June 30, 2020 and 2019, respectively related to the Care Coordination arrangements. Receivables from Humana represented $58 and $66 of the other accounts receivable balance at June 30, 2020 and December 31, 2019, respectively, which is all related to fee-for-service arrangements. The unearned portion of the Care Coordination Payments is recorded in both the short term and long-term other liabilities accounts. The liability related to Humana Care Coordination Payments represented $2,773 and $2,540 of the other current liabilities and $6,066 and $4,705 of the other long-term liabilities’ balances at June 30, 2020 and December 31, 2019, respectively.

Expenses

Total medical claims expenses related to the Humana payor contracts were $63,973 and $50,771 in the three-month periods ended June 30, 2020 and 2019, respectively, and $123,818 and $99,372 in the six-month periods ended June 30, 2020 and 2019, respectively. Unpaid claims related to Humana capitated contracts represented $50,381 and $58,916 of the liability for unpaid claims balance at June 30, 2020 and December 31, 2019, respectively.

The Humana Alliance Provision contains an arrangement for a license fee that is payable by the Company to Humana for the Company’s provision of health care services in certain centers owned or leased by Humana. The license fee is a reimbursement to Humana for its costs of owning or leasing and maintaining the centers, including rental payments, center maintenance or repair expenses, equipment expenses, special assessments, cost of upgrades, taxes, leasehold improvements, and other expenses identified by Humana. The total license fees paid to Humana during the three-month periods ended June 30, 2020 and 2019 were $671 and $486 respectively, and the six-month periods ended June 30, 2020 and 2019 were $1,342 and $898, respectively, and are included in cost of care expenses in the consolidated statement of operations. The liability for the Humana license fee represented $3,339 and $2,753 of the other current liabilities balance at June 30, 2020 and December 31, 2019, respectively.

The Company has entered into certain lease arrangements with Humana, which accounted for approximately $564 and $383 of the total operating lease rental payments within the cost of care line item for the three-month periods ended June 30, 2020 and 2019, respectively, and $1,063 and $661 for the six-month periods ended June 30, 2020 and 2019, respectively. The deferred rent liability related to Humana leases represented $1,074 and $1,034 at June 30, 2020 and December 31, 2019, respectively.

NOTE 19. SEGMENT FINANCIAL INFORMATION

The Company’s chief operating decision makers regularly review financial operating results on a consolidated basis for purposes of allocating resources and evaluating financial performance. The Company identifies operating segments based on the responsibility of its chief operating decision makers and operates in and reports as a single operating segment, which is to care for its patients’ needs. For the periods presented, all of the Company’s long-lived assets were located in the United States, and all revenue was earned in the United States.

NOTE 20. NET LOSS PER UNIT

Net loss per common unit for the three-months and six-months ended June 30, 2020 and 2019 were based on the weighted average number of common units outstanding during the period. The common units include both the Founders’ and non-voting common units which have identical economics. The Company determined that Investor Units, which are designated as preferred units, and Profits Interests are participating securities under the two-class method. However, such instruments do not have a contractual obligation to share in losses, and therefore no undistributed losses have been allocated to them. Amounts allocated to the Investor Units include the dividend for each period presented.

Diluted net loss per common unit is computed by adjusting the net loss available to common unitholders and the weighted-average number of common units outstanding to give effect to potentially dilutive securities. The Company has issued potentially dilutive instruments in the form of Incentive Unit Options granted to the Company’s employees, officers, directors, and members. The Company did not include any of these instruments in its calculation of diluted loss per unit during the three-months and six-months ended June 30, 2020 and 2019, because to include them would be anti-dilutive due to the Company’s net loss during such periods.

The following table sets forth the computation of basic and diluted net loss per common unit for the three-months ended June 30:

	June 30, 2020	June 30, 2019
Net loss attributable to unitholders – basic and diluted:
Net loss attributable to the Company	$(26,765)	$(20,161)
Less: Undeclared and deemed dividends on Investor Units	(12,230)	(7,188)

Net loss attributable to common unitholders	(38,995)	(27,349)

Weighted average common units outstanding	537,654	620,068
Net loss attributable to common unitholders – basic and diluted	$(72.53)	$(44.11)
Potentially dilutive securities excluded from the computation of diluted net loss per unit because including them would have been anti-dilutive
Options to purchase Incentive Units	2,000	2,000
Profits Interests	2,949,742	1,675,091
Total	2,951,742	1,677,091

The following table sets forth the computation of basic and diluted net loss per common unit for the six-months ended June 30:

	June 30, 2020	June 30, 2019
Net loss attributable to unitholders – basic and diluted:
Net loss attributable to the Company	$(41,765)	$(30,156)
Less: Undeclared and deemed dividends on Investor Units	(21,802)	(14,302)

Net loss attributable to common unitholders	(63,567)	(44,458)

Weighted average common units outstanding	578,861	620,068
Net loss attributable to common unitholders – basic and diluted	$(109.81)	$(71.70)
Potentially dilutive securities excluded from the computation of diluted net loss per unit because including them would have been anti-dilutive
Options to purchase Incentive Units	2,000	2,000
Profits Interests	2,949,742	1,675,091
Total	2,951,742	1,677,091

NOTE 21. PRO FORMA INFORMATION (UNAUDITED)

The Company evaluates its legal structure from time to time to assess whether the existing legal structure is the most appropriate for our operations and owners. The following paragraphs detail the impact to our financials should we decide to convert the Company to a corporation in accordance with Subchapter C of the Internal Revenue Code (a “C” corporation).

The pro forma net income taxes and pro forma net income reflect federal and state income taxes (assuming a 25% combined effective tax rate) as if the Company had been taxed as a C corporation for the periods ended June 30, 2020 and 2019. The Company determined that the pro forma net income tax expense for the periods ended June 30, 2020 and 2019 was zero, and accordingly, and pro forma net income remained unchanged from amounts as reported.

Additionally, deferred income tax assets and liabilities will be recognized as a result of the conversion from a limited liability company to a C corporation. The Company is in a net deferred tax asset position. In accordance with accounting standards, the Company has recorded a valuation allowance to reduce the value of the net deferred tax assets to zero, the amount that is more likely than not to be realized. In evaluating the amount of deferred tax assets that were more likely than not to be realized the Company looked at all evidence both positive and negative in making its determination. The Company has been in a cumulative loss position for the past three years which is considered significant negative evidence that is difficult to overcome on a “more likely than not” standard through objectively verifiable data. Based on an evaluation in accordance with the accounting standards, as of June 30, 2020 and December 31, 2019, a valuation allowance was recorded against the net U.S. Federal and State deferred tax assets in order to measure only the portion of the deferred tax assets that are more likely than not to be realized based on the weight of all the available evidence.

NOTE 22. SUBSEQUENT EVENTS

Management of the Company has evaluated subsequent events through September 16, 2020, the date on which the consolidated financial statements were issued.

Initial Public Offering

Conversion of Existing Equity

While the Company’s Investor Units had no conversion rights related to any of the Investor Unit classes, in response to a reorganization plan to convert the Company into a corporate form, such as the Organizational Transactions discussed in this Note 22 in connection with OSH Inc.’s IPO (per Company’s Amended and Restated Operating Agreement), Investor Unit holders are eligible to receive capital stock of the successor corporation in number of and with terms relatively consistent to their Investor Units, as ultimately determined by the Company’s Board of Directors.

In March 2018, the Company’s Board of Directors approved the Amended and Restated Equity Incentive Plan (the “Incentive Plan”). The Incentive Plan states that in the occurrence of an IPO, the Board may, in its discretion, (i) cause the exchange of Incentive Units for units or shares of common stock or other equity securities and apply the vesting provisions applicable to the Incentive Units to such shares of common stock or other equity securities; (ii) adjust the number of Incentive Units issued under the Incentive Plan or under any particular award; (iii) adjust the hurdle value applicable to any Incentive Units; and/or (iv) cancel all or any portion of the Incentive Units in exchange for payment to the Participant in cash or capital stock (or other equity interests) or any combination thereof, of the fair market value of the Incentive Units; in each case, determined by the Board in a manner generally consistent with the treatment of other Units, taking into consideration the relative rights of all Units, including the hurdle value applicable to Incentive Units.

Prior to the closing of the IPO, we, and the other direct and indirect equityholders of the Company completed a series of transactions in accordance with the master structuring agreement dated as of August 10, 2020, by and among OSH Inc. and the other signatories party thereto (the “Master Structuring Agreement”) that resulted in OSH Inc. becoming the ultimate parent company of the Company and the current equityholders immediately prior to the close of the IPO exchanged their interests (Founders Units, Investor Units and Incentive Units) in the Company for common stock of OSH Inc. as approved by the Board of Directors of the Company, OSH Inc. and OSH MH LLC. We refer to these transactions as the “Organizational Transactions.”

•

General Atlantic LLC and Newlight Partners LP (the “Lead Sponsors”) contributed their respective interests in the Company to OSH Inc. in exchange for 126,278,767 shares of common stock in OSH Inc. pursuant to a contribution and exchange agreement dated August 10, 2020 by and among OSH Inc. and the other signatories party thereto.

•

OSH MH LLC, the entity through which our employees owned Founders’ Units and profits interests in the Company, merged pursuant to the merger agreement dated August 10, 2020 by and among OSH Inc., OSH MH LLC and the other signatory party thereto (the “Management Merger”) with and into a newly formed subsidiary of the Company, with OSH MH LLC surviving as a wholly owned subsidiary of OSH Inc. Pursuant to the Management Merger, our employees received a total of 38,164,950 shares of common stock, 22,621,901 of which were subject to vesting, and also received 14,316,334 options to purchase common stock of OSH Inc. at a strike price equal to the initial public offering price in exchange for their Founders’ Units and profits interests in OSH MH LLC.

•

The Company merged pursuant to the merger agreement dated August 10, 2020 by and among the Company, OSH Inc., and the other signatory thereto (the “Company Merger”) with and into a newly formed subsidiary of OSH, Inc. with the Company surviving as a wholly owned subsidiary of OSH Inc. Pursuant to the Company Merger, the investors in the Company received a total of 58,467,139 shares of common stock in OSH Inc. in exchange for their Units in the Company.

As a result of the abovementioned conversion of existing equity based on the provisions of the Company’s Amended and Restated Operating Agreement, the Company reclassified its existing redeemable preferred units and members’ capital to common stock on the OSH Inc.’s balance sheet.

See Note 21, Proforma Information regarding tax impacts related to converting from a LLC to a C corporation.

Oak Street Health, LLC is the OSH Inc. predecessor for financial reporting purposes.

Issuance of New Shares

On August 10, 2020, OSH Inc. completed its IPO in which it issued and sold 17,968,750, shares of its common stock, including the exercise in full of the underwriters’ options to purchase 2,343,750 additional shares of common stock, at an offering price of $21.00 per share, for net proceeds of $351,703, after deducting underwriting discounts and commissions of $22,641 and estimated deferred offering costs of approximately $3,000. See Note 1 for further discussion.

Payoff of Long-Term Debt

On August 11, 2020, OSH Inc. used a portion of the net proceeds from the offering to pay off its $80,000 principal outstanding under the Hercules debt agreement, 9.75% interest loan originally due to mature December 2022 in full at a price of 107%. In connection with the voluntary prepayment of the entire remaining borrowings outstanding, OSH Inc. will recognize expense of $3,204 during the third quarter of 2020 related to the prepayment charge, the end of term charge and the write off of unamortized debt issuance costs. The remainder of the net proceeds will be used for general corporate purposes.

2020 Omnibus Incentive Plan

On August 5, 2020, OSH Inc.’s Board of Directors adopted the 2020 Omnibus Incentive Plan (the “2020 Plan,”) which was subsequently approved by the majority equityholders of OSH MH LLC and the Company. The 2020 Plan became effective on August 5, 2020. Under the 2020 Plan, pursuant to which employees, consultants and directors of OSH Inc. and its affiliates perform services for them, including their executive officers, will be eligible to receive awards. The 2020 Plan provides for the grant of stock options, stock appreciation rights, restricted shares, performance awards, other share-based awards (including restricted stock units) and other cash-based awards. An aggregate of 26,250,709 shares of common stock is initially available for issuance under the 2020 Plan. The number of shares initially available for issuance will be increased on January 1 of each calendar year, for 10 years, by an amount equal to 5% of the total number of shares outstanding on December 31 of the preceding calendar year, or a lesser number as may be determined by the Board. This number is subject to adjustment in the event of a stock split, reverse stock split, recapitalization or other relevant change in our capitalization.

Employee Stock Purchase Plan

On August 5, 2020, OSH Inc.’s Board of Directors adopted, and the majority equityholders of OSH MH LLC and the Company approved, the 2020 Employee Stock Purchase Plan (the “ESPP”) for the issuance of up to a total of 2,386,875 shares of common stock. In addition, the number of shares available for issuance under the ESPP will be increased annually on January 1 of each calendar year beginning in 2021 and ending in and including 2030, by an amount equal to the lesser of (A) 1% of the shares outstanding on the final day of the immediately preceding calendar year and (B) such smaller number of shares as is determined by our Board of Directors, subject to an increase each January. In no event will more than 30,000,000 shares of our common stock will be available for issuance under the ESPP. Each offering period will be approximately six months in duration commencing on January and July 1 of each year and terminating on June 30 or December 31. The ESPP allows participants to purchase common stock through payroll deductions of up to 15% of their eligible compensation. The purchase price of the shares will be 85% of the lower of the fair market value of OSH Inc.’s common stock on the grant date or purchase date.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to help the reader understand our business, financial condition, results of operations, liquidity and capital resources. This discussion should be read in conjunction with Oak Street Health, LLC’s audited financial statements and the accompanying notes as well as “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Oak Street Health, Inc.’s Prospectus (File No. 333-239818) (the “IPO Prospectus”) as well as Oak Street Health, LLC’s and Oak Street Health Inc.’s unaudited consolidated financial statements and related notes presented here in Part I, Item 1 included elsewhere in this Quarterly Report on Form 10-Q. Unless the context otherwise indicates or requires, the terms “we”, “our” and “the Company” as used herein refer to Oak Street Health, Inc. and its consolidated subsidiaries, including Oak Street Health, LLC, which is Oak Street Health, Inc.’s predecessor for financial reporting purposes.

In addition to historical data, the discussion contains forward-looking statements about the business, operations and financial performance of the Company based on our current expectations that involves risks, uncertainties and assumptions. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed above in “Forward-Looking Statements,” and Part II, Item 1A, “Risk Factors.”

Business Overview

Since our founding in 2012, our mission has been to build a primary care delivery platform that directly addresses rising costs and poor outcomes, two of the most pressing challenges facing the United States healthcare industry. Our patient-centered approach focuses on meaningfully improving the quality of care for the most at-risk populations. It represents the frontline implementation of the solutions addressing the most powerful trends in healthcare, mainly the shift towards value-based care and increasing patient consumerism. Our approach disrupts the current state of care delivery for Medicare-eligible patients and aligns the incentives of our patients, our providers and our payors by simultaneously improving health outcomes and care quality, lowering medical costs and improving the patient experience.

To pursue our mission, we created a technology-enabled, integrated platform, which we refer to as the Oak Street Platform, to deliver value-based care focused exclusively on Medicare patients. The key attributes that differentiate the Oak Street Platform include:

•

Our patient focus. We are focused on the Medicare-eligible population, which generally has consistent, clinically cohesive needs and which we believe represents the greatest potential for cost savings, while still benefiting patient health outcomes, in our current healthcare system.

•

Our technology-enabled model. We leverage technology that compiles and analyzes comprehensive patient data and provides actionable health insights through applications that are embedded in care delivery workflows, including at the point of patient-provider interaction.

•

Our integrated approach to care delivery. We integrate a personalized approach to primary care, proactive management of our patients’ health needs and expanded preventive services to keep our patient population healthy, reducing the number of hospitalizations and other expensive and unnecessary utilization of the healthcare system. As such, we focus on delivering what we believe to be the right care in the right setting, encouraging our patients to visit us in our centers, while also offering robust virtual and digital engagement options.

•	Our value-based relationships. Our value-based capitation contracts reward us for providing high-quality care rather than driving a high volume of services.

Our patients, payors and providers are incentivized to adopt the Oak Street Platform and each has the potential to benefit in a meaningful way.

•

Patients. We leverage our differentiated care delivery model to improve the health of our patients, effectively manage their chronic conditions and avoid unnecessary hospitalizations while greatly improving their patient experience.

•

Payors. We enter into arrangements with Medicare Advantage (“MA”) plans to manage the care of our patients, allowing us to control the plans’ medical costs, increase the plans’ Medicare quality scoring, improve the plans’ profit margin and help the plans grow membership.

•

Providers. We enable our providers to focus on improving the lives of their patients and improve their job satisfaction by providing them with meaningful clinical support and customized technology resources.

We believe we can translate these “Wins” into economic benefits. Since 2016, our performance has been driven by our multi-year, contractual arrangements with payors on a PPPM basis, which create recurring revenue streams independent of the number of visits or the reimbursement level of the visits we complete and provide significant visibility into our financial growth trajectory. By focusing on interventions that keep our patients healthy, we can capture the cost savings the Oak Street Platform creates and reinvest them in our care model. We believe these investments lead to better outcomes and improved patient experiences, which will drive further cost savings, power patient retention and enable us to attract new patients. We believe increasing cost savings over a growing patient population will deliver an even greater surplus to the organization, enabling us to reinvest to scale and fund new centers, progress our care model and enhance our technology.

Recent Developments

On August 5, 2020, the Company’s Registration Statement on Form S-1 for the initial public offering of 15,625,000 shares of common stock was declared effective by the Securities & Exchange Commission. The Company’s common stock began trading on August 6, 2020 on the New York Stock Exchange (“NYSE”) under the ticker symbol “OSH.” As a result, our consolidated financial statements as of June 30, 2020 do not reflect the impact of the IPO.

The initial public offering closed on August 10, 2020, and the Company sold 17,968,750 shares of common stock, including the exercise in full of the underwriters’ option to purchase 2,343,750 additional shares of common stock at the IPO price of $21.00 per share. In aggregate, the shares issued in the offering price generated $351,703 in net proceeds, which amount is net of $22,641 in underwriters’ discounts and commissions and offering costs of approximately $3,000. On August 11, 2020, the Company utilized a portion of the net proceeds to repay the $80,000 principal balance of indebtedness under the Hercules Capital, Inc. (“Hercules”) debt agreement originally entered into on August 7, 2017 (the “Hercules Debt Agreement”) and the associated interest and repayment penalties of $5,779. The remainder of the net proceeds will be used for general corporate purposes.

See further discussion related to the IPO as described in Note 22, Subsequent Events to Oak Street Health, LLC’s consolidated financial statements.

Impact of COVID-19 on our Business

On March 11, 2020, the World Health Organization designated COVID-19 as a global pandemic. The rapid spread of COVID-19 around the world and throughout the United States has altered the behavior of businesses and people, with significant negative effects on federal, state and local economies, the duration of which is unknown at this time. Various policies were implemented by federal, state and local governments in response to the COVID-19 pandemic that caused may people to remain at home and forced the closure of or limitations on certain businesses, as well as suspended elective procedures by health care facilities. While some of these restrictions have been eased across the U.S. and most states have lifted moratoriums on non-emergent procedures, some restrictions remain in place, and some state and local governments are re-imposing certain restrictions due to the increasing rates of COVID-19 cases. The virus disproportionately impacts older adults, especially those with chronic illnesses, which describes many of our patients.

In response to the COVID-19 pandemic, in the first six-months of 2020, we took the following actions to ensure the safety of our employees and their families and to address the physical, mental and social health of our patients:

•	Created a COVID-19 Response Team in March 2020 that is supported by team members from across the organization to ensure a coordinated response to the pandemic;

•	Temporarily closed all of our corporate offices and enabled our entire corporate work force to work remotely;

•	Implemented travel restrictions for non-essential business;

•	Transitioned much of our center-based care to be delivered by our providers virtually through newly developed telehealth capabilities, including video and telephone;

•	Made operational changes to the staffing and operations of our centers, which remain open as “essential” businesses, to minimize potential exposure to and transmission of COVID-19;

•	Temporarily delayed planned openings of new centers;

•	Temporarily halted community outreach and other marketing initiatives which drive new patients to our platform;

•	Acquired and deployed significantly greater amounts of personal protective equipment (“PPE”) to ensure the safety of our employees and patients;

•

Created a program called “COVID Care” to actively monitor our patients for suspected COVID-19 infections with the goal of managing those symptoms to keep our patients safely out of the hospital unless and until necessary due to the potential infection risks in the hospital environment; and

•	Redeployed our contracted and employed drivers, who typically transport patients to our centers, to deliver food from food pantries to our patients to address food supply issues or challenges.

The COVID-19 pandemic did not have a material impact on the Company’s results of operations, cash flows and financial position as of and for the three and six-months ended June 30, 2020; although our decisions to defer center openings and limit patient outreach and marketing initiatives resulted in slower growth than we would have otherwise experienced in 2020. Over 97% of our total revenues are recurring, consisting of fixed monthly per-patient-per-month capitation payments we receive from MA plans. Due to our recurring revenue base, we experienced minimal impact to our revenue in the first six-months of 2020 and expect minimal impact to revenue on our existing at-risk patient base in 2020.

We do expect COVID-19 to affect our medical claims expense. As we are financially responsible for essentially all of the healthcare costs associated with our at-risk patients whether we provide that care or a third party provides that care, we suspect that the healthcare costs of patients infected with COVID-19 will be greater than had COVID-19 not occurred. It is impossible, however, to know what other healthcare issues these patients may have encountered in their pre-COVID-19 lives and whether the COVID-19 costs are or will be greater or lesser than the costs these patients would otherwise incur. Additionally, because of the extraordinary measures taken by local governments in our markets, all of our patients had more limited access to healthcare services, including healthcare specialists such as cardiologists or orthopedists, to schedule both inpatient and outpatient surgeries, and to some hospital care. We expect that beginning in late March 2020 and extending through most of the second quarter of 2020, our patients who were not infected with COVID-19, which represents over 97% of our at-risk patients, incurred lower healthcare costs than we would have otherwise expected, which will result in lower medical claims expense that we incur. We expect the vast majority of these costs are just delayed and will be incurred at future points in time and it is possible that the deferral of healthcare services could cause additional health problems in our existing patients, which could increase our costs in the future. We cannot accurately estimate the net potential impact, positive or negative, to medical claims expense at this time. Furthermore, given the time it takes for medical claims to be submitted to MA plans, adjudicated, and sent to us, we believe it will be several quarters before we will be able to accurately calculate the impact on medical claims expense from the COVID-19 pandemic. We do not believe, however, that the impact of medical claims related to COVID-19 that we have experienced to date will have a materially detrimental effect on our long-term financial performance.

Since June 2020, we have begun to transition our business back to a more normal operating cadence, including seeing a larger proportion of our patients via in-center visits (with a corresponding reduction in telehealth visits) while maintaining stringent safety protocols to minimize the potential transmission of COVID-19. This shift reflects our patients’ preference to interact with their primary care providers in-person, however we will continue to leverage our telehealth capabilities as a means of interacting with our patients to the extent an in-person visit is not required or preferred. We also refocused our efforts on driving growth to our business through both opening new centers as well as patient outreach. As of August 31, we operated 64 centers, 10 of which were opened in August 2020.

The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, future results of operations and financial condition will depend on future factors that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, the actions taken to contain it or treat its impact and the economic impact on our markets. Such factors include, but are not limited to, the scope and duration of stay-at-home practices and business closures and restrictions, government-imposed or recommended suspensions of elective procedures, and expenses required for supplies and personal protective equipment. Because of these and other uncertainties, we cannot estimate the length or severity of the impact of the pandemic on our business. Furthermore, because of our business model, the full impact of the COVID-19 pandemic may not be fully reflected in our results of operations and overall financial condition until future periods. We will continue to closely evaluate and monitor the nature and extent of these potential impacts to our business, results of operations and liquidity.

For additional information on the various risks posed by the COVID-19 pandemic, please read the Risk Factors included in this Quarterly Report on Form 10-Q.

Key Factors Affecting Our Performance

•

Adding New Patients in Existing Centers: Our ability to add new patients is a key indicator of the market’s recognition of the attractiveness of the Oak Street Platform, both to our patients and MA plan partners, and a key growth driver for the business. As we add patients to our existing centers, we expect these patients to contribute significant incremental economics to Oak Street Health as we leverage our fixed cost base at each center. We grow our patient base through our own internal sales and marketing efforts, which drives most of our new patient growth, as well as assignments from our MA plan partners. We grew our patient base from approximately 80,000 patients as of December 31, 2019 to approximately 86,500 as of June 30, 2020. Our growth during this period was more modest than we would have anticipated due to the measures we took to limit our outreach and marketing activities in response to the COVID-19 pandemic (see — Impact of COVID-19 on our Business).

•

Expand our Center Base within Existing and New Markets: We believe that we currently serve less than 3% of the total patients in the markets where we currently have centers. As a result, there is significant opportunity to expand in our existing markets through the acquisition of new patients to existing centers and addition of new centers. For the long term, these strategically developed new sites allow us to access additional neighborhoods while leveraging our established brand and infrastructure in a market. Our existing markets today represent a small fraction of the overall market opportunity. Based upon our experience to date, we believe our care model can scale nationally, and we therefore expect to selectively and strategically expand into new geographies.

•

Contract with Payors: Our economic model relies on our capitated partnerships with payors which manage and market MA plans across the United States. In our short history, we have been able to establish strategic value-based relationships with 18 different payors as of June 30, 2020, including each of the top five national payors by number of MA patients. These existing contracts and relationships and our partners’ understanding of the value of our model reduces the risk of entering into new markets as we typically have payor contracts before entering a new market. Maintaining, supporting, and growing these relationships, particularly as we enter new geographies, is critical to our long-term success.

•

Effectively Manage the Cost of Care for Our Patients: The capitated nature of our contracting with payors requires us to prudently manage the medical expense of our patients. Our care model focuses on leveraging the primary care setting as a means of avoiding costly downstream healthcare costs, such as acute hospital admissions. Our patients, however, retain the freedom to seek care at emergency rooms or hospitals; we do not restrict their access to care beyond the limits of their MA plan. Therefore, we are liable for potentially large medical claims should we not effectively manage our patients’ health.

•

Center-Level Contribution Margin: We endeavor to expand our number of centers and number of patients at each center over time. Due to the significant fixed costs associated with operating and managing our centers and the increases we experience in patient contribution on a per-patient basis the longer a patient is part of the Oak Street Platform, we generate significantly better center-level contribution margins as the patient base within our centers increases and matures and our costs decrease as a percent of revenue. As a result, the value of a center to our business increases over time.

•

Seasonality to our Business: Our operational and financial results, including at-risk patient growth, per-patient revenue, and medical costs, will experience some variability depending upon the time of year in which they are measured. We experience the largest portion of our at-risk patient growth during the first quarter, when plan enrollment selections made during the prior Annual Enrollment Period (“AEP”) from October 7th through December 7th of the prior year take effect. Our per-patient revenue will generally decline over the course of the year. As the year progresses, our per-patient revenue declines as new patients join us typically with less complete or accurate documentation (and therefore lower risk-adjustment scores) and our attrition skews towards our higher-risk (and therefore greater revenue) patients. Finally, medical costs will vary seasonally depending on a number of factors, including the weather which can be a driver of certain illnesses, such as the influenza virus. We would therefore expect to see higher levels of per-patient medical costs in the first and fourth quarters. Medical costs also depend upon the number of business days in a period as periods with fewer business days will have lower medical costs.

•

Investments in Growth: We expect to continue to focus on long-term growth through investments in our centers, care model, and sales and marketing. In addition, we expect our corporate, general and administrative expenses to increase in absolute dollars for the foreseeable future to support our growth and because of additional costs of being a public company.

Executive Summary

The following table presents key financial statistics for the three and six-months ended June 30, 2020 and 2019, respectively:

	For the three-months ended June 30		For the six-months ended June 30
(dollars in thousands)	2020	2019	2020	2019
Centers	54	44	54	44
Total patients	86,500	63,500	86,500	63,500
Capitation	67%	64%	67%	64%
Fee-for-service	33%	36%	33%	36%
Total revenues	$214,382	$126,488	$416,167	$243,865
Loss from operations	(24,418)	(18,440)	(37,442)	(28,292)
Net loss	(26,844)	(20,285)	(42,199)	(30,084)
Patient contribution (Non-GAAP) [1]	52,537	38,709	116,842	76,764
Platform contribution (Non-GAAP) [1]	19,396	10,714	45,128	23,173
Adjusted EBITDA (Non-GAAP) [1]	$(17,636)	$(16,041)	$(26,278)	$(23,912)

[1]	See “—Non-GAAP Reconciliations” below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures

Centers

We define our centers as those primary care centers open for business and attending to patients at the end of a particular period. Our centers are leased or licensed by Oak Street Health MSO, LLC or an affiliated entity and, pursuant to the terms of certain contractual relationships between Oak Street Health MSO, LLC and our affiliated medical practices, made available for use by the medical practices in the provision of primary care services.

Total Patients

Total patients includes both at-risk MA patients (those patients for whom we are financially responsible for their total healthcare costs) as well as fee-for-service Medicare patients (those patients for whom our affiliated medical groups submit claims to the federal government for direct reimbursement under the Medicare program). We define our total at-risk patients as at-risk patients who have selected one of our affiliated medical groups as their provider of primary care medical services as of the end of a particular period. We define our total fee-for-service Medicare patients as fee-for-service Medicare patients who come to one of our centers for medical care at least once per year. A fee-for-service patient continues to be included in our patient count until the earlier to occur of (a) more than one year since the patient’s last visit, (b) the patient communicates a desire to stop receiving care from us or (c) the patient passes away.

Patient Contribution

We define patient contribution as capitated revenue less medical claims expense. We view patient contribution as all of the dollars available for us to manage our business, including providing care to our patients, investing in marketing to attract new patients to the Oak Street Platform, and supporting the organization through our central corporate infrastructure. We expect that patient contribution will grow year-over-year in absolute dollars as our at-risk patient base continues to grow. We would also expect that our patient contribution per-patient-per-month economics on our at-risk patients will continue to improve the longer our patients are part of the Oak Street Platform as we better understand their health conditions and the patients better engage with our care model. We would expect, however, that our aggregate patient contribution per-patient-per-month economics on our at-risk patients may decrease at an aggregate level to the extent our patient growth skews our mix of patients towards patients newer to the Oak Street Platform. We would also expect to experience seasonality in patient contribution per-patient-per-month with Q1 generally generating the greatest patient contribution per-patient-per-month, decreasing for the rest of the year. This seasonality is primarily driven by our adding new patients to the Oak Street Platform throughout the year, who generally have lower per-patient capitated revenue compared to our existing patient base.

Platform Contribution

We define platform contribution as total revenues less the sum of medical claims expense and cost of care, excluding depreciation and amortization. We believe this metric best reflects the economics of our care model as it includes all medical claims expense associated with our patients’ care as well as the costs we incur to care for our patients via the Oak Street Platform. As a center matures, we expect the platform contribution from that center to increase both in terms of absolute dollars as well as a percent of capitated revenue. This increase will be driven by improving patient contribution economics over time as well as our ability to generate operating leverage on the costs of our centers. Our aggregate platform contribution may not increase despite improving economics at our existing centers should we open new centers at a pace that skews our mix of centers towards newer centers. We would expect to experience seasonality in platform contribution due to seasonality in our patient contribution.

Adjusted EBITDA

We define adjusted EBITDA as net loss excluding other income (expense), depreciation and amortization and unit-based compensation. We include adjusted EBITDA in this Quarterly Report because it is an important measure upon which our management assesses and believes investors should assess our operating performance. We consider adjusted EBITDA to be an important measure because it helps illustrate underlying trends in our business and our historical operating performance on a more consistent basis.

Non-GAAP Financial Measures

We utilize certain financial measures that are not calculated based on GAAP. Certain of these financial measures are considered “non-GAAP” financial measures within the meaning of Item 10 of Regulation S-K promulgated by the SEC. We believe that non-GAAP financial measures provide an additional way of viewing aspects of our operations that, when viewed with the GAAP results, provide a more complete understanding of our results of operations and the factors and trends affecting our business. These non-GAAP financial measures are also used by our management to evaluate financial results and to plan and forecast future periods. However, non-GAAP financial measures should be considered as a supplement to, and not as a substitute for, or superior to, the corresponding measures calculated in accordance with GAAP. Non-GAAP financial measures used by us may differ from the non-GAAP measures used by other companies, including our competitors.

To supplement our consolidated financial statements presented on a GAAP basis, we disclose the following Non-GAAP measures: patient contribution, platform contribution and Adjusted EBITDA as these are performance measures that our management uses to assess our operating performance. Because Adjusted EBITDA, patient contribution and platform contribution facilitate internal comparisons of our historical operating performance on a more consistent basis, we use these measures for business planning purposes and in evaluating acquisition opportunities.

Patient contribution and platform contribution are reconciled to loss from operations as the most directly comparable GAAP measure as set forth in the below tables under “Non-GAAP Reconciliations.” Adjusted EBITDA is reconciled to net loss as the most directly comparable GAAP measure as set forth in the below table under “Non-GAAP Reconciliations.”

Our definitions of Adjusted EBITDA, patient contribution and platform contributions may differ from the definition used by other companies and therefore comparability may be limited. In addition, other companies may not publish this or similar metrics. Thus, our Non-GAAP Financial Measures should be considered in addition to, not as a substitute for, or in isolation from, measures prepared in accordance with GAAP, such as net loss and loss from operations.

We provide investors and other users of our financial information with a reconciliation of Adjusted EBITDA, patient contribution and platform contribution to net loss and loss from operations, respectively. We encourage investors and others to review our financial information in its entirety, not to rely on any single financial measure and to view Adjusted EBITDA, patient contribution and platform contribution in conjunction with net loss and loss from operations, respectively.

Results of Operations

The following tables set forth our results of operations for the periods presented and as a percentage of our total revenues for those periods. Percentages presented in the following tables may not sum due to rounding.

Comparison of the Three and Six-months ended June 30, 2020 and 2019

	For the three-months ended June 30		Change	For the six-months ended June 30		Change
(dollars in thousands)	2020	2019	%	2020	2019	%
Revenues:
Capitated revenue	$207,997	$123,054	69%	$404,587	$238,383	70%
Other patient service revenue	6,385	3,434	86%	11,580	5,482	111%

Total revenues	214,382	126,488	69%	416,167	243,865	71%
Operating expenses:
Medical claims expense	155,460	84,345	84%	287,745	161,619	78%
Cost of care, excluding depreciation and amortization	39,526	31,429	26%	83,294	59,073	41%
Sales and marketing	10,102	11,253	-10%	21,973	19,928	10%
Corporate, general and administrative	31,038	16,045	93%	55,419	27,956	98%
Depreciation and amortization	2,674	1,856	44%	5,178	3,581	45%

Total operating expenses	238,800	144,928	65%	453,609	272,157	67%

Loss from operations	(24,418)	(18,440)	32%	(37,442)	(28,292)	32%
Other income (expense):
Interest expense, net	(2,448)	(1,867)	31%	(4,874)	(1,876)	160%
Other	22	22	0%	117	84	39%

Total other (expense) income	(2,426)	(1,845)	31%	(4,757)	(1,792)	165%

Net loss	(26,844)	(20,285)	32%	(42,199)	(30,084)	40%
Net loss attributable to noncontrolling interests	79	124	-36%	434	(72)	-703%

Net loss attibutable to the Company	$(26,765)	$(20,161)	33%	(41,765)	(30,156)	38%

	For the three-months ended June 30		For the six-months ended June 30
	2020	2019	2020	2019
Revenues:
Capitated revenue	97%	97%	97%	98%
Other patient service revenue	3%	3%	3%	2%
Total revenues	100%	100%	100%	100%
Operating expenses:
Medical claims expense	73%	67%	69%	66%
Cost of care, excluding depreciation and amortization	18%	25%	20%	24%
Sales and marketing	5%	9%	5%	8%
Corporate, general and administrative	14%	13%	13%	11%
Depreciation and amortization	1%	1%	1%	1%
Total operating expenses	111%	115%	109%	112%
Loss from operations	-11%	-15%	-9%	-12%
Other income (expense):
Interest expense, net	-1%	-1%	-1%	-1%
Other	0%	0%	0%	0%
Total other (expense) income	-1%	-1%	-1%	-1%
Net loss	-13%	-16%	-10%	-12%
Net loss attributable to noncontrolling interests	0%	0%	0%	0%
Net loss attibutable to the Company	-12%	-16%	-10%	-12%

Total revenues

	For the three-months ended June 30		Change		For the six-months ended June 30		Change
(dollars in thousands)	2020	2019	$	%	2020	2019	$	%
Revenues:
Capitated revenue	$207,997	$123,054	$84,943	69%	$404,587	$238,383	$166,204	70%
Other patient service revenue	6,385	3,434	2,951	86%	11,580	5,482	6,098	111%

Total revenues	214,382	126,488	87,894	69%	416,167	243,865	172,302	71%

Capitated revenue was $207,997 for the three-months ended June 30, 2020, an increase of $84,943, or 69%, compared to $123,054 for the three-months ended June 30, 2019. This increase was driven primarily by a 42% increase in total patients under capitated arrangements and an increase of approximately 7% in PPPM rates primarily due to increased premiums from patients with a higher average level of acuity. Additionally, capitated revenue of $5,931, or 3% of total capitated revenue, was recorded in the three-months ended June 30, 2020 related to prior periods primarily driven by higher than estimated acuity-related adjustments for the 2019 fiscal year.

Capitated revenue was $404,587 for the six-months ended June 30, 2020, an increase of $166,204, or 70%, compared to $238,383 for the six-months ended June 30, 2019. This increase was driven primarily by a 42% increase in total patients under capitated arrangements and an increase of approximately 6% in PPPM rates primarily due to increased premiums from patients with a higher average level of acuity. Additionally, capitated revenue of $5,636, or 1% of total capitated revenue, for the six-months ended June 30, 2020 was recorded related to prior period capitation amounts primarily driven by higher than estimated acuity-related adjustments for the 2019 fiscal year.

Other patient service revenue was $6,385 for the three-months ended June 30, 2020, an increase of $2,951, or 86%, compared to $3,434 for the three-months ended June 30, 2019. Other patient service revenue was $11,580 for the six-months ended June 30, 2020, an increase of $6,098, or 111%, compared to $5,482 for the six-months ended June 30, 2019. These increases were driven primarily by care coordination and care management services revenue.

Medical claims expense

	For the three-months ended June 30		Change	For the six-months ended June 30		Change
(dollars in thousands)	2020	2019	%	2020	2019	%
Medical claims expense	155,460	84,345	84%	287,745	161,619	78%
% of total revenues	73%	67%		69%	66%

Medical claims expense was $155,460 or 73% of total revenues for the three-months ended June 30, 2020, an increase of $71,115, or 84%, compared to $84,345 or 67% of total revenues for the three-months ended June 30, 2019. The increase was primarily due to a 42% increase in total patients under capitated arrangements and an 8% increase in cost per patient. Additionally, medical claims expense of $15,943, or 10% of total medical claims expense, was recorded in the three-months June 30, 2020 related to prior periods as a result of increased prior period incurred claims.

Medical claims expense was $287,745 or 69% of total revenues for the six-months ended June 30, 2020, an increase of $126,126, or 78%, compared to $161,619 or 66% of total revenues for the six-months ended June 30, 2019. The increase was primarily due to a 42% increase in total patients under capitated arrangements and an 8% increase in cost per patient. Additionally, medical claims expense of $11,344, or 4% of total medical claims expense, for the six-months ended June 30, 2020 was the result of an increase in prior period incurred claims.

Cost of care, excluding depreciation and amortization

	For the three-months ended June 30		Change	For the six-months ended June 30		Change
(dollars in thousands)	2020	2019	%	2020	2019	%
Cost of care, excluding depreciation and amortization	39,526	31,429	26%	83,294	59,073	41%
% of total revenues	18%	25%		20%	24%

Cost of care, excluding depreciation and amortization was $39,526 or 18% of total revenues for the three-months ended June 30, 2020, an increase of $8,097, or 26%, compared to $31,429 or 25% of total revenues for the three-months ended June 30, 2019. The increase was driven by increases in salaries and benefits of $8,482 and occupancy costs of $1,293 due to increases in both the number of centers we operate and our patient base partially offset by a reduction in medical supplies, patient transportation, and other center based costs of $1,678 as a result of decreased in-center operations during the COVID-19 pandemic.

Cost of care, excluding depreciation and amortization was $83,294 or 20% of total revenues for the six-months ended June 30, 2020, an increase of $24,221, or 41%, compared to $59,073 or 24% of total revenues for the six-months ended June 30, 2019. The increase was driven by increases in salaries and benefits of $21,081, occupancy and transportation costs of $3,525 due to increases in both the number of centers we operate and our patient base, offset by a decrease in medical supplies and other center-based costs of $385 as a result of decreased in-center operations during the COVID-19 pandemic.

Sales and marketing

	For the three-months ended June 30		Change	For the six-months ended June 30		Change
(dollars in thousands)	2020	2019	%	2020	2019	%
Sales and marketing	10,102	11,253	-10%	21,973	19,928	10%
% of total revenues	5%	9%		5%	8%

Sales and marketing expense was $10,102 or 5% of total revenues for the three-months ended June 30, 2020, an decrease of $1,151, or 10%, compared to $11,253 or 9% of total revenues for the three-months ended June 30, 2019. The decrease was driven by lower headcount of $1,260 from the temporary suspension of community-outreach roles during the COVID-19 pandemic, slightly offset by increased advertising spend. The community-outreach roles resumed effective in early July 2020.

Sales and marketing expense was $21,973 or 5% of total revenues for the six-months ended June 30, 2020, an increase of $2,045, or 10%, compared to $19,928 or 8% of total revenues for the six-months ended June 30, 2019. The increase was driven by net headcount growth of $642 (including lower salaries and benefits as a result of temporary suspension of community-outreach roles during the COVID-19 pandemic from May to June) and greater advertising spend of $1,403.

Corporate, general and administrative

	For the three-months ended June 30		Change	For the six-months ended June 30		Change
(dollars in thousands)	2020	2019	%	2020	2019	%
Corporate, general and administrative	31,038	16,045	93%	55,419	27,956	98%
% of total revenues	14%	13%		13%	11%

Corporate, general and administrative expense was $31,038 or 14% of total revenues for the three-months ended June 30, 2020, an increase of $14,993, or 93%, compared to $16,045 or 13% of total revenues for the three-months ended June 30, 2019. The increase was primarily driven by higher salaries and benefits of $11,004, which includes an increase in unit-based compensation expense of $3,566; legal and professional fees of $3,133 and occupancy and other costs of $856. The increases in our total corporate, general and administrative expense were primarily to support the continued growth of our business.

Corporate, general and administrative expense was $55,419 or 13% of total revenues for the six-months ended June 30, 2020, an increase of $27,463, or 98%, compared to $27,956 or 11% of total revenues for the six-months ended June 30, 2019. The increase was primarily driven by higher salaries and benefits of $18,333, which includes an increase in unit—based compensation expense of $5,187; legal and professional services of $6,239 and occupancy and other costs of $2,891 to support the growth of our business.

Depreciation and amortization

	For the three-months ended June 30		Change	For the six-months ended June 30		Change
(dollars in thousands)	2020	2019	%	2020	2019	%
Depreciation and amortization	2,674	1,856	44%	5,178	3,581	45%
% of total revenues	1%	1%		1%	1%

Depreciation and amortization expense was $2,674 or 1% of total revenues for the three-months ended June 30, 2020, an increase of $818, or 44%, compared to $1,856 or 1% of total revenues for the three-months ended June 30, 2019. Depreciation and amortization expense was $5,178 or 1% of total revenues for the six-months ended June 30, 2020, an increase of $1,597, or 45%, compared to $3,581 or 1% of total revenues for the six-months ended June 30, 2019. The increases were primarily due to capital expenditures purchased to support the continued growth of our business.

Other (expense) income

	For the three-months ended June 30		Change		For the six-months ended June 30		Change
(dollars in thousands)	2020	2019	$	%	2020	2019	$	%
Other income (expense):
Interest expense, net	(2,448)	(1,867)	(581)	31%	(4,874)	(1,876)	(2,998)	160%
Other	22	22	—	0%	117	84	33	39%

Total other (expense) income	(2,426)	(1,845)	(581)	31%	(4,757)	(1,792)	(2,965)	165%

Interest expense was $2,448 for the three-months ended June 30, 2020, an increase of $581, or 31%, compared to $1,867 for the three-months ended June 30, 2019. Interest expense was $4,874 for the six-months ended June 30, 2020, an increase of $2,998 compared to $1,876 for the six-months ended June 30, 2019. The increases were primarily due to increases in the balance outstanding under the Loan Agreement and additional accrued interest.

Net loss

	For the three-months ended June 30		Change		For the six-months ended June 30		Change
(dollars in thousands)	2020	2019	$	%	2020	2019	$	%
Net loss	(26,844)	(20,285)	(6,559)	32%	(42,199)	(30,084)	(12,115)	40%

Net loss decreased primarily due to increased operating expenses, partially offset by increased revenues. The increase in total operating expenses was primarily due to medical claims expense, cost of care excluding depreciation and amortization and corporate salaries and benefits, including unit-based compensation, as we continue to expand our number of centers and our team to support our growth and prepared to become a public company.

Non-GAAP Reconciliations

The following table provides a reconciliation of loss from operations, the most closely comparable GAAP financial measure, to patient contribution.

	For the three-months ended June 30		For the six-months ended June 30
(dollars in thousands)	2020	2019	2020	2019
Loss from operations	$(24,418)	$(18,440)	$(37,442)	$(28,292)
Depreciation and amortization	2,674	1,856	5,178	3,581
Corporate, general and administrative	31,038	16,045	55,419	27,956
Sales and marketing	10,102	11,253	21,973	19,928
Cost of care, excluding depreciation and amortization	39,526	31,429	83,294	59,073
Other patient service revenue	(6,385)	(3,434)	(11,580)	(5,482)

Patient contribution	$52,537	$38,709	$116,842	$76,764

The following table provides a reconciliation of loss from operations, the most closely comparable GAAP financial measure, to platform contribution:

	For the three-months ended June 30		For the six-months ended June 30
(dollars in thousands)	2020	2019	2020	2019
Loss from operations	$(24,418)	$(18,440)	$(37,442)	$(28,292)
Depreciation and amortization	2,674	1,856	5,178	3,581
Corporate, general and administrative	31,038	16,045	55,419	27,956
Sales and marketing	10,102	11,253	21,973	19,928

Platform contribution	$19,396	$10,714	$45,128	$23,173

The following table provides a reconciliation of net loss, the most closely comparable GAAP financial measure, to Adjusted EBITDA:

	For the three-months ended June 30		For the six-months ended June 30
(dollars in thousands)	2020	2019	2020	2019
Net loss	$(26,844)	$(20,285)	$(42,199)	$(30,084)
Other (income) expense	2,426	1,845	4,757	1,792
Depreciation and amortization	2,674	1,856	5,178	3,581
Unit-based compensation	4,108	543	5,986	799

Adjusted EBITDA	$(17,636)	$(16,041)	$(26,278)	$(23,912)

Liquidity and Capital Resources

Overview

On August 5, 2020, the Company’s Registration Statement on Form S-1 for the initial public offering of 15,625,000 shares of common stock was declared effective by the Securities & Exchange Commission. The Company’s common stock began trading on August 6, 2020 on NYSE under the ticker symbol “OSH.”

The initial public offering (“IPO”) closed on August 10, 2020, and the Company sold 17,968,750 shares of common stock, including the exercise in full of the underwriters’ option to purchase 2,343,750 additional shares of common stock. In aggregate, the shares issued in the offering price generated $351,703 in net proceeds, which amount is net of $22,641 in underwriters’ discounts and commissions and offering costs of approximately $3,000. On August 11, 2020, the Company utilized a portion of the net proceeds to repay the $80,000 principal balance of indebtedness under the Hercules debt agreement originally entered into on August 7, 2017 and the associated interest and repayment penalties of $5,779. The remainder of the net proceeds will be used for general corporate purposes. See further discussion related to the IPO as described in Note 22, Subsequent Events of OSH LLC’s consolidated financial statements.

To date, we have financed our operations principally through private placements of our equity securities, payments received from various payors and through the issuance of a note payable to Hercules, which was fully repaid in connection with the IPO. As of June 30, 2020, we had cash, restricted cash and cash equivalents of $195,952. Our cash and cash equivalents primarily consist of highly liquid investments in money market funds and cash. Since our inception and through June 30, 2020, we have generated significant operating losses from our operations as reflected in our accumulated deficit and negative cash flows from operations.

We expect to continue to incur operating losses and generate negative cash flows from operations for the foreseeable future due to the investments we intend to continue to make in expanding our operations and sales and marketing and due to additional general and administrative costs we expect to incur in connection with operating as a public company. As a result, we may require additional capital resources to execute strategic initiatives to grow our business.

We believe, however, that the proceeds from the IPO described above are sufficient to satisfy our anticipated cash requirements for the next twelve months even with the uncertainty arising from the COVID-19 pandemic. Our assessment of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties. Our actual results and our future capital requirements could vary because of, many factors, including our growth rate, the timing and extent of spending to open new centers and expand into new markets and the expansion of sales and marketing activities. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, or if we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, results of operations, and financial condition would be adversely affected.

On August 7, 2017, we entered into a loan agreement with Hercules Debt Agreement. Under this agreement, as of June 30, 2020, we had borrowed $80,000 in a note payable. Borrowings under the loan agreement bear a floating interest rate of the greater of (a) 9.75% or (b) the sum of the prime rate plus 5.00%. The interest rate as of December 31, 2018 and 2019 was 10.5% and 9.75%, respectively, and as of June 30, 2020 was 9.75%. The loan agreement required interest-only payments through October 1, 2021, followed by monthly installments on an amortization schedule with the remaining principal maturing on December 1, 2022 and an end-of-term charges due September 2021 and June 2022. The interest-only period was eligible to be extended to January 1, 2021 if we meet performance conditions outlined in the loan agreement. Following the IPO, this note payable and related interest and prepayment penalties were paid off on August 11, 2020.

Changes in Cash Flows

The following table presents a summary of our consolidated cash flows from operating, investing and financing activities for the periods indicated.

	Six-Months Ended June 30,
(dollars in thousands)	2020	2019
Net cash used in operating activities	$(43,228)	$(19,557)
Net cash used in investing activities	(8,043)	(12,434)
Net cash provided by financing activities	204,970	33,603

Net change in cash, cash equivalents and restricted cash, beginning of period	$153,699	$1,612

Operating Activities

For the six-months ended June 30, 2020, net cash used in operating activities was $43,228, an increase of $23,671 compared to net cash used in operating activities of $19,557 for the six-months ended June 30, 2019. The principal contributors to the year-over-year change in the operating cash flows were as follows:

•	An increase of $4,847 in net loss and non-cash charges and credits, primarily due to an increase in net loss for the business, as noted above under “Results of Operations;” and

•	An increase of $18,824 in cash outflows related to operating assets and liabilities resulting from

•	Changes in accounts receivable due to the timing of collections and the growth in the number of at-risk patients;

•	Changes in liability for unpaid claims due to the growth in the number of at-risk patients; and

•	Changes in accrued compensation and benefits due to the payment of employee bonuses.

Investing Activities

For the six-months ended June 30, 2020, net cash used in investing activities was $8,043, a decrease of $4,391 compared to net cash used in investing activities of $12,434 for the six-months ended June 30, 2019 due to a decrease in capital expenditures.

Financing Activities

Cash provided by financing activities for the six-month period ended June 30, 2020 was $204,970 primarily due to $224,363 of net proceeds from the issuance of redeemable investor units partially offset by the $19,393 payment for repurchases of units as a result of the completed tender offer discussed in Note 13 of Oak Street Health, LLC’s financial statements included in this Quarterly Report on Form 10-Q.

Cash provided by financing activities for the six-month period ended June 30, 2019 was $33,603 primarily due to $29,457 of proceeds from long-term debt, $2,646 of capital contributions from non-controlling interests and $1,500 of proceeds from the issuance of redeemable investor units.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations disclosed in our IPO Prospectus.

Off-Balance Sheet Obligations

As of June 30, 2020, we did not have any significant off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements and accompanying notes have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the amounts reported amounts of assets, liabilities, revenue and expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. The future effects of the COVID-19 pandemic on our results of operations, cash flows, and financial position are unclear, however, we believe we have made reasonable estimates and assumptions in preparing the financial statements. Actual results may differ from these estimates. To the extent that there are material differences between these estimates and our actual results, our future financial statements will be affected.

For a description of our policies regarding our critical accounting policies, see “Critical Accounting Policies” in the Prospectus. There have been no significant changes in our critical accounting estimate policies or methodologies to our condensed consolidated financial statements.

Recently Adopted Accounting Pronouncements

For a description of recently issued accounting pronouncements, see Note 1 to Oak Street Health, LLC condensed consolidated financial statements.

Emerging Growth Company Status

We are an emerging growth company, as defined in the JOBS Act. The JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This provision allows an emerging growth company to delay the adoption of some accounting standards until those standards would otherwise apply to private companies. We have elected to use the extended transition period under the JOBS Act until the earlier of the date we (1) are no longer an emerging growth company or (2) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

ITEM 3. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of exposure due to potential changes in inflation or interest rates. We do not hold financial instruments for trading purposes.

Interest Rate Risk

Our primary market risk exposure is changing prime rate-based interest rates. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. The Hercules Debt Agreement bears interest at a floating rate equal to the greater of (a) 9.75% or (b) the sum of the prime rate plus 5.00%. As of June 30, 2020, we had total outstanding debt of $80,000 under the Hercules Debt Agreement. Based on the amount outstanding, a 100 basis point increase or decrease in market interest rates over a twelve-month period would result in a change to interest expense of $800. Following the IPO, this note payable and related interest and prepayment penalties were paid off on August 11, 2020.

Inflation Risk

Based on our analysis of the periods presented, we do not believe that inflation has had a material effect on our operating results. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of June 30, 2020.

Changes to our Internal Controls over Financial Reporting

There were no material changes in our internal control over financial reporting during the three and six-months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As a result of the COVID-19 pandemic, certain employees began working remotely in March 2020. We have not identified any material changes in our internal control over financial reporting as a result of these changes to the working environment, in part because our internal control over financial reporting was designed to operate in a remote working environment. We are continually monitoring and assessing the COVID-19 situation to determine any potential impact on the design and operating effectiveness of our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 15, Commitments- Litigation and Contingencies to Oak Street Health, LLC’s Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

Other than as described below, there have been no material changes to the risk factors disclosed in Part I—Item 1A of the IPO Prospectus.

A pandemic, epidemic or outbreak of an infectious disease in the United States or worldwide, including the outbreak of the novel strain of coronavirus disease, COVID-19, could adversely affect our business, financial condition, results of operations and growth.

If a pandemic, epidemic or outbreak of an infectious disease occurs in the United States or worldwide, our business may be adversely affected. The severity, magnitude and duration of the current COVID-19 pandemic is uncertain and rapidly changing. As of the date of this Quarterly Report on Form 10-Q, the full extent to which the COVID-19 pandemic may impact our business, results of operations and financial condition remains uncertain. Furthermore, because of our business model, the full impact of the COVID-19 pandemic may not be fully reflected in our results of operations and overall financial condition until future periods.

Adverse market conditions resulting from the spread of COVID-19 could materially adversely affect our business and the value of our common stock. Numerous state and local jurisdictions, including all markets where we operate, have imposed, and others in the future may impose, “shelter-in-place” orders, quarantines, executive orders and similar government orders and restrictions for their residents to control the spread of COVID-19. While some of these restrictions have been eased across the U.S. and most states have lifted moratoriums on non-emergent procedures, some restrictions remain in place, and some state and local governments are re-imposing certain restrictions due to the increasing rates of COVID-19 cases. Such orders or restrictions have resulted in largely remote operations at our headquarters, work stoppages among some vendors and suppliers, slowdowns and delays, travel restrictions and cancellation of events and have restricted the ability of our front-line outreach teams to host and attend community events, among other effects, thereby significantly and negatively impacting our operations. Other disruptions or potential disruptions include restrictions on the ability of our personnel to travel; inability of our suppliers to manufacture goods and to deliver these to us on a timely basis, or at all; inventory shortages or obsolescence; delays in actions of regulatory bodies; diversion of or limitations on employee resources that would otherwise be focused on the operations of our business, including because of sickness of employees or their families or the desire of employees to avoid contact with groups of people; business adjustments or disruptions of certain third parties; and additional government requirements or other incremental mitigation efforts. The extent to which the COVID-19 pandemic impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity and spread of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. In addition, the COVID-19 virus disproportionately impacts older adults, especially those with chronic illnesses, which describes many of our patients.

It is not currently possible to reliably project the direct impact of COVID-19 on our operating revenues and expenses. Key factors include the duration and extent of the outbreak in our service areas as well as societal and governmental responses. Patients may continue to be reluctant to seek necessary care given the risks of the COVID-19 pandemic. This could have the effect of deterring healthcare costs that we will need to incur to later periods and may also affect the health of patients who defer treatment, which may cause our costs to increase in the future. Further, as a result of the COVID-19 pandemic, we may experience slowed growth or a decline in new patient demand. We also may experience increased internal and third-party medical costs as we provide care for patients suffering from COVID-19. This increase in costs may be particularly significant given the number of our patients who are under capitation agreements. Further, we may face increased competition due to changes to our competitors’ products and services, including modifications to their terms, conditions, and pricing that could materially adversely impact our business, results of operations, and overall financial condition in future periods.

In response to the COVID-19 pandemic, in the first six months of 2020, we deferred new center openings, temporarily closed all of our corporate offices, and enabled our entire corporate work force to work remotely. We also made operational changes to the staffing and operations of our centers, which remain open as “essential” businesses, to minimize potential exposure to COVID-19. We have also implemented travel restrictions for non-essential business. If the COVID-19 pandemic worsens, especially in regions where we have offices or centers, our business activities originating from affected areas could be adversely affected. Disruptive activities could include business closures in impacted areas, further restrictions on our employees’ and service providers’ ability to travel, impacts to productivity if our employees or their family members experience health issues, and potential delays in hiring and onboarding of new employees. We may take further actions that alter our business operations as may be required by local, state, or federal authorities or that we determine are in the best interests of our employees. Such measures could negatively affect our sales and marketing efforts, sales cycles, employee productivity, or customer retention, any of which could harm our financial condition and business operations.

Due to the COVID-19 pandemic, we may not be able to document the health conditions of our patients as completely as we have in the past. Medicare pays capitation using a “risk adjustment model,” which compensates providers based on the health status (acuity) of each individual patient. Payors with higher acuity patients receive more, and those with lower acuity patients receive less. Medicare requires that a patient’s health issues be documented annually regardless of the permanence of the underlying causes. Historically, this documentation was required to be completed during an in-person visit with a patient. As part of the Coronavirus Aid, Relief and Economic Security Act, or “CARES Act”, Medicare is allowing documentation for conditions identified during video visits with patients. However, given the disruption caused by COVID-19, it is unclear whether we will be able to document the health conditions of our patients as comprehensively as we did in 2019, which may adversely impact our revenue in 2021.

Also under the CARES Act, the U.S. Department of Health and Human Services distributed Medicare Grants to healthcare providers to offset the impacts of COVID-19 related expenses and lost revenues, also known as the Provider Relief Fund. Grants received are subject to the terms and conditions of the program, including that such funds may only be used to prevent, prepare for, and respond to COVID-19 and will reimburse only for health care related expenses or lost revenues that are attributable to COVID-19. Recipients are not required to repay these funds, provided that they attest to and comply with certain terms and conditions, including not using the funds to reimburse expenses or losses that other sources are obligated to reimburse. As of the date of the filing of this report, we have received $4,698 in grants from the Provider Relief Fund. We will continue to monitor our compliance with the terms and conditions of the Provider Relief Fund, including demonstrating that the distributions received have been used for healthcare-related expenses or lost revenue attributable to COVID-19. If we are unable to attest to or comply with current or future terms and conditions our ability to retain some or all of the distributions received may be impacted.

The COVID-19 pandemic could also cause our third-party data center hosting facilities and cloud computing platform providers, which are critical to our infrastructure, to shut down their business, experience security incidents that impact our business, delay or disrupt performance or delivery of services, or experience interference with the supply chain of hardware required by their systems and services, any of which could materially adversely affect our business. Further, the COVID-19 pandemic has resulted in our employees and those of many of our vendors working from home and conducting work via the internet, and if the network and infrastructure of internet providers becomes overburdened by increased usage or is otherwise unreliable or unavailable, our employees’, and our customers’ and vendors’ employees’, access to the internet to conduct business could be negatively impacted. Limitations on access or disruptions to services or goods provided by or to some of our suppliers and vendors upon which our platform and business operations relies, could interrupt our ability to provide our platform, decrease the productivity of our workforce, and significantly harm our business operations, financial condition, and results of operations.

Our platform and the other systems or networks used in our business may experience an increase in attempted cyber-attacks, targeted intrusion, ransomware, and phishing campaigns seeking to take advantage of shifts to employees working remotely using their household or personal internet networks and to leverage fears promulgated by the COVID-19 pandemic. The success of any of these unauthorized attempts could substantially impact our platform, the proprietary and other confidential data contained therein or otherwise stored or processed in our operations, and ultimately our business. Any actual or perceived security incident also may cause us to incur increased expenses to improve our security controls and to remediate security vulnerabilities.

The extent and continued impact of the COVID-19 pandemic on our business will depend on certain developments, including: the duration and spread of the outbreak; government responses to the pandemic; the impact on our customers and our sales cycles; the impact on customer, industry, or employee events; and the effect on our partners and supply chains, all of which are uncertain and cannot be predicted. Because of our business model, the full impact of the COVID-19 pandemic may not be fully reflected in our results of operations and overall financial condition until future periods.

To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in the “Risk Factors” section of our Prospectus, including but not limited to those relating to cyber-attacks and security vulnerabilities, interruptions or delays due to third-parties, or our ability to raise additional capital or generate sufficient cash flows necessary to fulfill our obligations under our existing indebtedness or to expand our operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the three-months ended June 30, 2020.

Use of Proceeds

On August 10, 2020, we completed the IPO of our common stock pursuant to a Registration Statement (File No. 333-239818) which was declared effective on August 5, 2020. The Company sold 17,968,750 shares of common stock, including the exercise in full of the underwriters’ option to purchase 2,343,750 additional shares of common stock at the IPO price of $21.00 per share. The IPO commenced on August 5, 2020 and did not terminate before all of the securities registered in the registration statement were sold. The representatives of the several underwriters of the IPO were J.P. Morgan Securities LLC and Goldman Sachs & Co. LLC.

In aggregate, the shares issued in the IPO generated $351,703 in net proceeds, which amount is net of $22,641 in underwriters’ discounts and commissions and offering costs of approximately $3,000.

On August 11, 2020, the Company utilized a portion of the net proceeds to repay the $80,000 principal balance of indebtedness under the Hercules loan and the associated interest and repayment penalties of $5,779. There has been no material change in the use of proceeds described in the IPO Prospectus.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Oak Street Health, Inc., dated August 10, 2020 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on August 11, 2020).

3.2	Amended and Restated Bylaws of Oak Street Health, Inc., dated August 10, 2020 (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed on August 11, 2020).

4.1	Registration Rights Agreement, dated August 10, 2020, by and among the Company and the other signatories party thereto (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on August 11, 2020).

10.1	Sponsor Director Nomination Agreement, dated as of August 10, 2020, by and among the Company and the other signatories party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 11, 2020).

10.2	Humana Director Nomination Agreement, dated as of August 10, 2020, by and among the Company and the other signatories party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on August 11, 2020).

10.3§	Master Structuring Agreement, dated as of August 10, 2020, by and among the Company and the other signatories party thereto (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on August 11, 2020).

10.4§	Company Merger Agreement, dated as of August 10, 2020, by and among the Company and the other signatories party thereto (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on August 11, 2020).

10.5§	Management Merger Agreement, dated as of August 10, 2020, by and among the Company and the other signatories party thereto (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed on August 11, 2020).

10.6	Contribution and Exchange Agreement, dated as of August 10, 2020, by and among the Company and the other signatories party thereto (incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K filed on August 11, 2020).

10.7	Tax Matters Agreement, dated as of August 10, 2020, by and among the Company and the other signatories party thereto (incorporated by reference to Exhibit 10.7 to the Company’s Form 8-K filed on August 11, 2020).

10.8	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Form S-1 filed on July 10, 2020).

10.9+	Oak Street Health, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form S-8 filed on August 10, 2020).

10.10+	Form of Restricted Shares Award Agreement under 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company’s Form S-1 filed on July 10, 2020).

10.11+	Form of RSU Award Agreement under 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.10 to the Company’s Form S-1 filed on July 10, 2020).

10.12+	Form of Option Award Agreement under 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.11 to the Company’s Form S-1 filed on July 10, 2020).

10.13+	Form of SAR Award Agreement under 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.12 to the Company’s Form S-1 filed on July 10, 2020).

10.14+	Oak Street Health, Inc. 2020 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.6 to the Company’s Form S-8 filed on August 10, 2020).

10.15+§	Employment Agreement, dated as of May 27, 2020, by and between Tamara Jurgenson and Oak Street Health MSO, LLC (incorporated by reference to Exhibit 10.18 to the Company’s Form S-1 filed on July 10, 2020).

10.16+§	Employment Agreement, dated as of May 27, 2020, by and between Cynthia Hiskes and Oak Street Health MSO, LLC (incorporated by reference to Exhibit 10.20 to the Company’s Form S-1 filed on July 10, 2020).

10.17+§	Employment Agreement, dated as of May 27, 2020, by and between Brian Clem and Oak Street Health MSO, LLC (incorporated by reference to Exhibit 10.21 to the Company’s Form S-1 filed on July 10, 2020).

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2020, filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2020, filed herewith.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, filed herewith.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, filed herewith.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

+	Indicates a management contract or compensatory plan or agreement.
§	Exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K and will be provided on a supplemental basis to the Securities and Exchange Commission upon request.
*

The certifications furnished in Exhibit 32.1 and Exhibit 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Oak Street Health, Inc. (Registrant)

Date: September 16, 2020	By:	/s/ Timothy Cook
Timothy Cook
Chief Financial Officer (Principal Financial Officer)