Form 10-Q/A
period 2020-06-30
Oak Street Health, Inc.
filed 2020-09-21
CIK 1564406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

Amendment No. 1

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission File Number: 001-39427

Oak Street Health, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	84-3446686
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

30 W. Monroe Street Suite 1200 Chicago, Illinois 60603	60603
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (312) 733-9730

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	OSH	NYSE

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

As of September 10, 2020, the registrant had 240,879,606 shares of common stock, $0.001 par value per share, outstanding.

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A is being filed solely to correct the number of shares outstanding as of the last practicable date, above. No other changes have been made to the Form 10-Q, as originally filed on September 16, 2020.

As required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended, this Amendment contains new certifications by the Company’s principal executive officer and principal financial officer, which are being filed as exhibits to the Amendment. Because the Amendment includes no financial statements, the Company is not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 6. Exhibits.

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Oak Street Health, Inc. (Registrant)

Date: September 21, 2020	By:	/s/ Timothy Cook
Timothy Cook
Chief Financial Officer (Principal Financial Officer)