Form 10-Q
period 2020-09-30
Oak Street Health, Inc.
filed 2020-11-10
CIK 1564406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 2, 2020, the registrant had 240,828,714 shares of common stock, $0.001 par value per share, outstanding.

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

OAK STREET HEALTH, INC.

CONSOLIDATED FINANCIAL STATEMENTS

For the quarterly period ended September 30, 2020

OAK STREET HEALTH, INC.

CONSOLIDATED BALANCE SHEETS

($ in thousands, except shares/units and per share data)

	September 30, 2020 (unaudited)	December 31, 2019
ASSETS
Current assets:
Cash	$474,631	$33,987
Restricted cash	10,391	8,266
Other patient service receivables, net (Humana comprised $22 and $66 as of September 30, 2020 and December 31, 2019, respectively)	278	729
Capitated accounts receivable (Humana comprised $22,093 and $49,647 as of September 30, 2020 and December 31, 2019, respectively)	224,175	167,429
Prepaid expenses	9,424	1,382
Other current assets	6,120	8,028
Total current assets	725,019	219,821

Long-term assets:
Property and equipment, net	72,190	67,396
Security deposits	1,388	1,494
Goodwill	9,634	9,634
Intangible assets, net	3,062	3,352
Other long-term assets	86	125

Total assets	$811,379	$301,822

LIABILITIES AND STOCKHOLDERS' EQUITY/ MEMBERS' EQUITY
Current liabilities:
Accounts payable	$5,577	$10,757
Accrued compensation and benefits	23,434	28,610
Liability for unpaid claims (Humana comprised $60,103 and $58,916 as of September 30, 2020 and December 31, 2019, respectively)	257,227	170,629
Other liabilities (Humana comprised $7,612 and $5,294 as of September 30, 2020 and December 31, 2019, respectively)	22,111	11,001
Current portion of long-term debt	-	18,507
Total current liabilities	308,349	239,504

Long-term liabilities:
Deferred rent expense (Humana comprised $748 and $1,034 as of September 30, 2020 and December 31, 2019, respectively)	13,317	12,901
Other long-term liabilities (Humana comprised $9,134 and $4,705 as of September 30, 2020 and December 31, 2019, respectively)	18,769	10,816
Long-term debt, net of current portion	-	62,840

Total liabilities	340,435	326,061
Commitments and contingencies (See Notes 15& 16)
Redeemable investor units, aggregate liquidation preference of $0 and $397,009 as of September 30, 2020 and December 31, 2019, respectively (Humana comprised $0 and $55,084 as of September 30, 2020 and December 31, 2019, respectively)	-	320,639

Stockholders' equity/ members' deficit:

Members' capital, par value $0.01 per unit, 0 and 11,000,000 units authorized as of September 30, 2020 and December 31, 2019, respectively; 0 and 2,530,864 units issued and outstanding at September 30, 2020 and December 31, 2019, respectively	-	4,192
Preferred stock, par value $0.001; 50,000,000 and 0 shares authorized as of September 30, 2020 and December 31, 2019, respectively; no shares issued and outstanding at September 30, 2020 and December 31, 2019	-	-
Common stock, par value $0.001; 500,000,000 and 1,000 shares authorized as of September 30, 2020 and December 31, 2019, respectively; 240,828,714 and 0 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively (Humana comprised $13 and $0 as of September 30, 2020 and December 31, 2019, respectively)	241	-
Additional paid-in capital (Humana comprised $49,987 and $0 as of September 30, 2020 and December 31, 2019, respectively)	928,805	-
Accumulated deficit	(468,730)	(354,355)
Total stockholders' equity/ members' deficit allocated to the Company	460,316	(350,163)
Non-controlling interests	10,628	5,285
Total stockholders' equity/ members' deficit	470,944	(344,878)

Total liabilities, redeemable investor units and stockholders' equity/ members' deficit	$811,379	$301,822

The accompanying notes are an integral part of these consolidated financial statements.

OAK STREET HEALTH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

($ in thousands, except shares/units and per share data)

	Three-Months Ended		Nine-Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Revenues:
Capitated revenue (Humana comprised $92,271 and $77,358, and $286,125 and $226,771 for the three and nine-months ended September 30, 2020 and 2019, respectively)	$211,789	$133,073	$616,376	$371,456
Other patient service revenue (Humana comprised $858 and $674, and $2,449 and $2,243 for the three and nine-months ended September 30, 2020 and 2019, respectively)	6,107	6,067	17,686	11,548
Total revenues	217,896	139,140	634,062	383,004

Operating expenses:
Medical claims expense (Humana comprised $62,152 and $54,998, and $185,970 and $154,370 for the three and nine-months ended September 30, 2020 and 2019, respectively)	154,564	98,003	442,308	259,622
Cost of care, excluding depreciation and amortization (Humana comprised $1,518 and $868, and $3,924 and $2,362 for the three and nine-months ended September 30, 2020 and 2019, respectively)	43,190	36,997	126,484	96,069
Sales and marketing	15,474	12,002	37,447	31,930
Corporate, general and administrative expenses	57,136	21,671	112,555	49,627
Depreciation and amortization	2,881	2,053	8,059	5,634
Total operating expenses	273,245	170,726	726,853	442,882

Loss from operations	(55,349)	(31,586)	(92,791)	(59,878)

Other income/(expense)
Interest expense, net	(3,862)	(1,813)	(8,736)	(3,689)
Other	35	(25)	152	59
Total other expense	(3,827)	(1,838)	(8,584)	(3,630)
Net loss	$(59,176)	$(33,424)	$(101,375)	$(63,508)

Net loss attributable to non-controlling interests	64	224	498	152
Net loss attributable to the Company	$(59,112)	$(33,200)	$(100,877)	$(63,356)

Undeclared and deemed dividends (see Note 12)	(5,418)	(7,420)	(27,220)	(21,722)
Net loss attributable to common stock/unitholders	$(64,530)	$(40,620)	$(128,097)	$(85,078)
Weighted average common stock outstanding - basic and diluted[1]	218,261,866	N/A	218,261,866	N/A
Net loss per share – basic and diluted[1]	$(0.15)	N/A	$(0.15)	N/A

The accompanying notes are an integral part of these consolidated financial statements.

[1]	Basic and diluted earnings per share of common stock is applicable only for periods after the Company’s IPO. See Note 20, Net Loss per Share of the notes to our consolidated financial statements.

OAK STREET HEALTH, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN

REDEEMABLE INVESTOR UNITS AND STOCKHOLDERS’ EQUITY/MEMBERS’ (DEFICIT)

(Unaudited)

($ in thousands, except shares/units and per share data)

	Three Months Ended
	Redeemable Investor Units		Members’ Capital		Common Stock
	Shares Issued	Amount	Shares Issued	Amount	Shares Issued	Amount	Additional Paid-In Capital	Accumulated Deficit	Non-controlling Interest	Total Equity/(Deficit)
Balances June 30, 2019	11,000,619	$320,639	2,294,018	$1,004	-	$-	$-	$(276,649)	$6,938	$(268,707)
Issuance of Common Units	-	-	251,500	-	-	-	-	-	-	-
Repurchases – Profits Interests	-	-	(3,305)	-	-	-	-	-	-	-
Forfeitures – Profits Interests	-	-	(6,258)	(12)	-	-	-	-	-	(12)
Unit-Based Compensation	-	-	-	1,305	-	-	-	-	-	1,305
Net loss	-	-	-	-	-	-	$	(33,200)	(224)	(33,424)
Balances September 30, 2019	11,000,619	$320,639	2,535,955	$2,297	-	$-	$-	$(309,849)	$6,714	$(300,838)

	Redeemable Investor Units		Members’ Capital		Common Stock
	Shares Issued	Amount	Shares Issued	Amount	Shares Issued	Amount	Additional Paid-In Capital	Accumulated Deficit	Non-controlling Interest	Total Equity/(Deficit)
Balances June 30, 2020	12,472,242	$545,001	3,461,459	$3,454	-	$-	$-	$(409,618)	$4,851	$(401,313)
Conversion of redeemable preferred stock into common stock upon closing of initial public offering	(12,472,242)	(545,001)	-	-	184,787,783	185	544,816	-	-	545,001
Conversion of members' capital into common stock upon closing of initial public offering	-	-	(1,117,312)	(7,006)	15,498,529	38	6,968	-	-	-
Conversion of members' capital into restricted stock upon closing of initial public offering	-	-	(2,339,322)	-	22,612,472	-	-	-	-	-
Issuance of common stock upon closing of initial public offering, net	-	-	-	-	17,968,750	18	351,211	-	-	351,229
Issuance of Common Units	-	-		-	-	-	-	-	-	-
Exercise of Options	-	-	-	-	2,831	-	60			60
Repurchases	-	-	(3,825)	-	-	-	-			-
Forfeitures	-	-	(1,000)	(57)	(41,651)	-	-			(57)
Stock and Unit-Based Compensation	-	-	-	3,609	-	-	25,750	-	-	29,359
Payments from Non-controlling Interest	-	-	-	-	-	-	-	-	5,943	5,943
Payments to Non-controlling Interest	-	-	-	-	-	-	-		(102)	(102)
Net loss	-	-	-	-	-	-	-	(59,112)	(64)	(59,176)
Balances September 30, 2020	-	$-	-	$-	240,828,714	$241	$928,805	$(468,730)	$10,628	$470,944

OAK STREET HEALTH, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN

REDEEMABLE INVESTOR UNITS AND STOCKHOLDERS’ EQUITY/MEMBERS’ (DEFICIT)

(Unaudited)

($ in thousands, except shares/units and per share data)

	Nine-Months Ended
	Redeemable Investor Units		Members’ Capital		Common Stock
	Shares Issued	Amount	Shares Issued	Amount	Shares Issued	Amount	Additional Paid-In Capital	Accumulated Deficit	Non-controlling Interest	Total Equity/(Deficit)
Balances January 1, 2019	10,975,101	$319,139	2,073,841	$463	-	$-	$-	$(246,493)	$4,220	$(241,810)
Issuance of Series I, II and III Investor Units	25,518	1,500	-	-	-	-	-	-	-	-
Issuance of Common Units	-	-	495,995	-	-	-	-	-	-	-
Repurchases – Profits Interests	-	-	(11,292)	-	-	-	-	-	-	-
Forfeitures – Profits Interests	-	-	(22,589)	(108)	-	-	-	-	-	(108)
Unit-Based Compensation	-	-	-	1,942	-	-	-	-	-	1,942
Payments from Non-controlling Interest	-	-	-	-	-	-	-	-	2,646	2,646
Net loss	-	-	-	-	-	-	$	(63,356)	(152)	(63,508)
Balances September 30, 2019	11,000,619	$320,639	2,535,955	$2,297	-	$-	$-	$(309,849)	$6,714	$(300,838)

	Redeemable Investor Units		Members’ Capital		Common Stock
	Shares Issued	Amount	Shares Issued	Amount	Shares Issued	Amount	Additional Paid-In Capital	Accumulated Deficit	Non-controlling Interest	Total Equity/(Deficit)
Balances January 1, 2020	11,000,619	$320,639	2,530,864	$4,192	-	$-	$-	$(354,355)	$5,285	$(344,878)
Issuance of Series I, II and III Investor Units	1,471,623	224,362	-	-	-	-	-	-	-	-
Conversion of redeemable preferred stock into common stock upon closing of initial public offering	(12,472,242)	(545,001)	-	-	184,787,783	185	544,816	-	-	545,001
Conversion of members' capital into common stock upon closing of initial public offering	-	-	(1,117,312)	(7,006)	15,498,529	38	6,968	-	-	-
Conversion of members' capital into restricted stock upon closing of initial public offering	-	-	(2,339,322)	-	22,612,472	-	-	-	-	-
Issuance of common stock upon closing of initial public offering, net	-	-	-	-	17,968,750	18	351,211			351,229
Issuance of Common Units	-	-	1,095,067	-	-	-	-	-	-	-
Tender Offer – Investor Units, Founder’s Units, Incentive Units	-	-	(131,151)	(5,895)	-	-	-	(13,498)	-	(19,393)
Exercise of Options	-	-	-	-	2,831	-	60	-	-	60
Repurchases – Profits Interests	-	-	(5,856)	-	-	-	-	-	-	-
Forfeitures – Profits Interests	-	-	(32,290)	(189)	(41,651)	-	-	-	-	(189)
Stock and Unit-Based Compensation	-	-	-	8,898	-	-	25,750	-	-	34,648
Payments from Non-controlling Interest	-	-	-	-	-	-	-	-	5,943	5,943
Payments to Non-controlling Interest	-	-	-	-	-	-	-	-	(102)	(102)
Net loss	-	-	-	-	-	-	-	(100,877)	(498)	(101,375)
Balances September 30, 2020	-	$-	-	$-	240,828,714	$241	$928,805	$(468,730)	$10,628	$470,944

The accompanying notes are an integral part of these consolidated financial statements.

OAK STREET HEALTH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

($ in thousands)

	Nine-Months Ended
	September 30, 2020	September 30, 2019
Cash flows from operating activities
Net loss	$(101,375)	$(63,508)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on debt and related issuance costs	4,215	905
Depreciation and amortization	8,059	5,634
Stock and unit-based compensation, net of forfeitures	34,459	1,834
Change in fair value of bifurcated derivative	152	519
Change in operating assets and liabilities:
Accounts receivable	(56,295)	(36,721)
Prepaid expenses and other current assets	(6,133)	(1,242)
Security deposits and other long-term assets	145	(257)
Accounts payable	(5,939)	2,498
Accrued compensation and benefits	(5,176)	5,824
Liability for unpaid claims	86,597	57,217
Other current liabilities	10,719	3,403
Other long-term liabilities	7,801	(2,182)
Deferred rent expense	416	5,162
Net cash used in operating activities	(22,355)	(20,914)

Cash flows from investing activities
Purchase of business	-	(166)
Purchases of property and equipment	(12,564)	(20,160)
Net cash used in investing activities	(12,564)	(20,326)

Cash flows from financing activities
Proceeds from initial public offering	377,344	-
Payments of underwriting fees, net of discounts and offering costs	(24,963)	-
Proceeds from long-term debt	-	29,457
Principal payments on long-term debt	(80,000)	-
End of term charge and prepayments for debt paydown	(5,563)	-
Proceeds from issuance of redeemable investor units	224,362	1,500
Capital contributions from minority interest partners	5,943	2,646
Capital distributions to minority interest partners	(102)	-
Tender Offer - Common Units	(19,393)	-
Proceeds from exercise of options	60	-
Net cash provided by financing activities	477,688	33,603

Net change in cash, cash equivalents and restricted cash	$442,769	$(7,637)
Cash, cash equivalents and restricted cash, beginning of period	42,253	72,067
Cash, cash equivalents and restricted cash, end of period	$485,022	$64,430
SUPPLEMENTAL DISCLOSURES
Cash paid for interest	5,534	3,501
Unpaid offering costs in accounts payable and accrued liabilities	1,152	-
Addition to construction in process funded through accounts payable	-	734

The accompanying notes are an integral part of these consolidated financial statements.

OAK STREET HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

($ in thousands, except for shares/units and per share data)

(Unaudited)

NOTE 1. ORGANIZATION AND NATURE OF BUSINESS

Description of Business

Oak Street Health, Inc. (collectively referred to as “Oak Street Health,” “OSH,” “we,” “us,” “our,” or the “Company”) was formed as a Delaware corporation on October 22, 2019 for the purpose of completing a public offering and related restructuring transactions (collectively referred to as the “IPO”) in order to carry on the business of Oak Street Health, LLC (“OSH LLC”) and its affiliates. As the managing member of OSH LLC, Oak Street Health, Inc. operates and controls all of the business affairs of OSH LLC and its affiliates.

The Company operates primary care centers serving Medicare beneficiaries. The Company, through its centers and management services organization, combines an innovative care model with superior patient experience. The Company invests resources into primary care to prevent unnecessary acute events and manage chronic illnesses. The Company engages Medicare eligible patients through the use of an innovative community outreach approach. Once patients are engaged, the Company integrates population health analytics, social support services and primary care into the care model to drive improved outcomes. The Company contracts with health plans to generate medical costs savings and realize a return on its investment in primary care. As of September 30, 2020, the Company operated 67 centers.

Initial Public Offering

On August 5, 2020, the Company’s Registration Statement on Form S-1 to register 17,968,750 shares of common stock, par value $0.001 per share, was declared effective by the Securities & Exchange Commission. The Company’s common stock began trading on August 6, 2020 on the New York Stock Exchange (“NYSE”) under the ticker symbol “OSH.”

On August 10, 2020, we completed our IPO in which we issued and sold 17,968,750 shares of common stock at an offering price of $21.00 per share. The share amount includes the exercise in full of the underwriters’ options to purchase 2,343,750 additional shares of common stock. We received net proceeds of $351,229, after deducting underwriting discounts and commissions of $22,641 and deferred offering costs of $3,474. Deferred, direct offering costs were capitalized and consisted of fees and expenses incurred in connection with the sale of our common stock in the IPO, including the legal, accounting, printing and other offering related costs. Upon completion of the IPO, these deferred offering costs were reclassified from current assets to stockholders’ equity and recorded against the net proceeds from the offering.

Immediately prior to the closing of the IPO, unitholders of Oak Street Health LLC exchanged their membership interests for common stock in the new C Corporation of the Company as part of the related IPO restructuring transactions. More specifically, all 15,928,876 units of our then outstanding redeemable investor units (preferred stock including their respective undeclared and deemed dividends) and members’ capital (former founders’ units and incentive units/profits interests) plus 1,924 of options to purchase incentive units were converted into 200,286,312 shares of common stock of the Company and 22,612,472 shares of restricted common stock subject to service-based vesting (“RSA”) of the Company. As a result of this conversion, we reclassified $545,001 of redeemable investor units and $7,006 of members’ capital to additional paid in capital and $223 to common stock on our consolidated balance sheet. See further discussion of this conversion of pre-IPO equity in Notes 12 & 13.

Variable Interest Entities (“VIEs”) and Consolidation

Oak Street Health, MSO LLC (“MSO”), a wholly owned subsidiary of the Company, was formed in 2013 to provide a wide range of management services to the Physician Groups (as defined below). Activities include but are not limited to operational support of the centers, marketing, information technology infrastructure and the sourcing and managing of health plan contracts. Oak Street Health Physicians Group PC, OSH-IN Physicians Group PC, OSH-MI Physicians Group PC, OSH-OH Physicians Group LLC, OSH-PA Physicians Group PC, OSH-RI Physicians Group PC and Oak Street Health of Texas, PLLC (collectively, the “Physician Groups”) employ healthcare providers to deliver primary care services to the Medicare covered population of Illinois, Indiana, Michigan, North Carolina, Ohio, Pennsylvania, Rhode Island, Tennessee and Texas. These entities are consolidated as each are considered variable interest entities where the Company has a controlling financial interest (see Note 17). The Company considers itself to control an entity if it is the majority owner of or has voting control over such entity. The Company also assesses control through means other than voting rights and determines which business entity is the primary beneficiary of the VIE. The Company consolidates VIEs when it is determined that the Company is the primary beneficiary of the VIE.

In addition, Oak Street Health is the majority interest owner in three joint ventures: OSH-PCJ Joliet, LLC, OSH-RI, LLC, and OSH-ESC Joint Venture, LLC which are consolidated in the Company’s financial statements. In August 2020, contributions were made to OSH-RI, LLC from Oak Street Health MSO, LLC (50.1% ownership) and BCBSRI (49.9% ownership) totaling $5,967 and $5,943, respectively. In August 2020, distributions were made from OSH-PCJ Joliet, LLC to Oak Street Health MSO, LLC (50.1% ownership) and Primary Care Physicians of Joliet (49.9% ownership) totaling $102 and $101, respectively. In the first quarter of 2019, initial contributions were made to OSH-ESC Joint Venture, LLC from Oak Street Health MSO, LLC (51.0% ownership) and Evangelical Services Corporation (49.0% ownership) totaling $2,754 and $2,646, respectively.

Upon completion of the IPO, our sole material asset is our interest in OSH LLC and its affiliates. In accordance with the master structuring agreement dated August 10, 2020, by and among OSH Inc. and the other signatories party thereto (the “Master Structuring Agreement”), we have all management powers over the business and affairs of OSH LLC and to conduct, direct and exercise full control over the activities of OSH LLC. Due to our power to control the activities most directly affecting the results of OSH LLC, we are considered the primary beneficiary of the VIE. Accordingly, following the effective date of the IPO, we consolidate the financial results of OSH LLC and its affiliates and the financial statements for the periods prior to the IPO have been adjusted to combine the previously separate entities for presentation purposes.

Basis of Presentation

The accompanying unaudited interim consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such regulations. These financial statements have been prepared on a basis consistent with the accounting principles applied for the fiscal year ended December 31, 2019 in the Company’s final prospectus (the “Prospectus”) for its IPO dated August 5, 2020 pursuant to rule 424(b) under the Securities Act of 1933, as amended, with the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments (consisting of all normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine-months ended September 30, 2020, including the impact of COVID-19, are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

The consolidated financial statements of the Company include the financial statements of all wholly owned subsidiaries and majority-owned or controlled companies. For those consolidated subsidiaries where our ownership is less than 100%, the portion of the net income or loss allocable to the non-controlling interests is reported as “Net loss (gain) attributable to non-controlling interests” in the consolidated statements of operations. Intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The areas where significant estimates are used in the accompanying financial statements include the liability for unpaid claims, stock/unit-based compensation, the valuation and related impairment recognition of long-lived assets, including intangibles and goodwill, and the valuation of embedded derivatives and redeemable investor units. Actual results could differ from those estimates.

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

Impact of COVID-19 on our Business

On March 11, 2020, the World Health Organization designated COVID-19 as a global pandemic. The rapid spread of COVID-19 around the world and throughout the United States has altered the behavior of businesses and people, with significant negative effects on federal, state and local economies, the duration of which is unknown at this time. Various policies were implemented by federal, state and local governments in response to the COVID-19 pandemic that caused many people to remain at home and forced the closure of or limitations on certain businesses, as well as suspended elective procedures by health care facilities. While some of these restrictions have been eased across the U.S. and most states have lifted moratoriums on non-emergent procedures, some restrictions remain in place, and some state and local governments are re-imposing certain restrictions due to the increasing rates of COVID-19 cases. The virus disproportionately impacts older adults, especially those with chronic illnesses, which describes many of our patients.

In response to the COVID-19 pandemic, in the first nine-months of 2020, we took the following actions designed to ensure the safety of our employees and their families and to address the physical, mental and social health of our patients:

•	Created a COVID-19 Response Team in March 2020 that is supported by team members from across our organization to ensure a coordinated response to the pandemic;
•	Temporarily closed all of our corporate offices and enabled our entire corporate work force to work remotely;
•	Implemented travel restrictions for non-essential business;
•

Transitioned much of our center-based care to be delivered by our providers virtually through newly developed telehealth capabilities, including video and telephone through June 2020 but have transitioned our business back to a more normal operating cadence as of July 2020, including seeing a larger proportion of our patients via in-center visits (with a corresponding reduction in telehealth visits) while maintaining stringent safety protocols to minimize the potential transmission of COVID-19. We expect to continue to leverage our telehealth capabilities as a means of interacting with our patients to the extent an in-person visit is not required or preferred;

•	Made operational changes to the staffing and operations of our centers, which remain open as “essential” businesses, to minimize potential exposure to and transmission of COVID-19;
•	Temporarily delayed planned openings of new centers through August 2020 but have restarted our growth efforts through patient outreach and starting August 2020, we resumed opening new centers;
•

Temporarily halted community outreach and other marketing initiatives which drive new patients to our platform through June 2020 but have recommenced marketing initiatives as of the third quarter of 2020;

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

The COVID-19 pandemic did not have a material impact on our results of operations, cash flows and financial position as of and for the three and nine-months ended September 30, 2020; although our decisions to defer center openings and limit patient outreach and marketing initiatives is likely to result in slower growth than we would have otherwise experienced in 2020. Over 97% of our total revenues are recurring, consisting of fixed monthly per-patient-per-month capitation payments we receive from Medicare Advantage plans. Due to our recurring revenue base, we experienced minimal impact to our revenue in the first nine months of 2020.

On March 27, 2020, the United States President signed into law the Coronavirus Aid, Relief and Economic Securities Act (“CARES Act”) which provides economic assistance to a wide array of industries, including healthcare. Thus far, the Company has taken the following actions related to this legislation:

•

Provider Relief Funds. The U.S. Department of Health and Human Services (“HHS”) distributed grants to healthcare providers to offset the impacts of COVID-19 pandemic related expenses and lost revenues through the Public Health and Social Services Emergency Fund. Grants received are subject to the terms and conditions of the program, including that such funds may only be used to prevent, prepare for, and respond to COVID-19 and will reimburse only for health care related expenses, general and administrative expenses or lost revenues that are attributable to the COVID-19 pandemic as defined by the HHS. Payments from this fund are not loans and, therefore, they are not subject to repayment. We recognize grant payments as income when there is reasonable assurance that we have complied with conditions associated with the grant. Our estimates could change materially in the future based on the government’s evolving compliance guidance. During the three and nine-months ended September 30, 2020, the Company received $24 and $4,698, respectively, related to these grants and recognized $3,938 and $4,722, respectively, as income to offset COVID-19 pandemic related expenses incurred in the cost of care, excluding depreciation and amortization line.

•

Medicare Accelerated and Advanced Payment Program. The Centers for Medicare & Medicaid Services (“CMS”) expanded its Accelerated and Advance Payment Program which allows participants to receive expedited payments during periods of national emergencies. Under the program, we received an interest-free advancement of 100% of our Medicare payment amount for a three-month period. Repayments of advanced payments will begin one year after the date the advance payment was issued. During the first eleven months after repayment begins, repayment will occur through an automatic recoupment of 25% of Medicare payments otherwise owed to the Company. During the succeeding six months, repayment will occur through an automatic recoupment of 50% of Medicare payments otherwise owed to the Company. Through the third quarter of 2020, the Company received approximately $1,520 in CMS advance payments, which were recorded in other current liabilities at September 30, 2020 and will be paid back against future fee-for-service claims.

•

Payroll Tax Deferral. Under the CARES Act, the Company elected to defer payment on its portion of Social Security taxes, on an interest free basis, incurred from March 27, 2020 to December 31, 2020. One-half of such deferral amount will become due on each of December 31, 2021 and December 31, 2022. The deferred payroll taxes of $4,200 was classified as a long-term liability at September 30, 2020.

•

Temporary Suspension of Medicare Sequestration. The Budget Control Act of 2011 requires a mandatory, across the board reduction in federal spending, called a sequestration. Medicare fee for service claims with dates of service or dates of discharge on or after April 1, 2013 incur a 2.0% reduction in Medicare payments. All Medicare rate payments and settlements have incurred this mandatory reduction and it will continue to remain in place through at least 2023, unless Congress takes further action. In response to COVID-19, the CARES Act temporarily suspends the automatic 2.0% reduction of Medicare claim reimbursements for the period of May 1, 2020 through December 31, 2020, which immaterially increased both revenues and medical expenses for the three and nine-months ended September 30, 2020.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company described its significant accounting policies in Note 2 of the notes to consolidated financial statements for the year ended December 31, 2019 in its Prospectus. During the three and nine-months ended September 30, 2020, there were no significant changes to those accounting policies, other than those impacted by the government funds received related to the coronavirus during the period and further described above in “Impact of COVID-19 Pandemic on our Business” and those policies impacted by the new accounting pronouncements adopted during the period and further described below in “Recently Adopted Accounting Pronouncements.”

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

Recent Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”), which amends the accounting for leases, requiring lessees to recognize most leases on their balance sheet with a right-of-use asset and a lease liability. Leases will be classified as either finance or operating leases, which will impact the expense recognition of such leases over the lease term. ASU 2016-02 also modifies the lease classification criteria for lessors and eliminates some of the real estate leasing guidance previously applied for certain leasing transactions. In June 2020, the FASB issued update 2020-05 that changed the required effective date. The Company is required to adopt ASU 2016-02 on January 1, 2022. Because of the number of leases, the Company utilizes to support its operations, the adoption of ASU 2016-02 is expected to have a significant impact on the Company’s consolidated financial position and results of operations. Management is currently evaluating the extent of this anticipated impact on the Company’s consolidated financial statements, and the quantitative and qualitative factors that will impact the Company as part of the adoption of ASU 2016-02, as well as any changes to its leasing strategy that may occur because of the changes to the accounting and recognition of leases. Most recently, the Company has finalized the completeness of its lease information, analyzed the appropriate classification of current leases under the new standard, and is near complete in developing new processes to execute, approve and classify leases on an ongoing basis. The Company has also implemented its system application for purposes of implementation and tracking of leases following implementation of the standard. The Company plans to early adopt, effective January 1, 2021.

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

Our revenues are based upon the estimated PPPM amounts we expect to be entitled to receive from Medicare Advantage managed care payors. The PPPM rates are determined as a percent of the premium the Medicare Advantage plan receives from CMS for our at-risk members. Those premiums are determined via a competitive bidding process with CMS and are based upon the cost of care in a local market and the average utilization of services by the patients enrolled. Medicare pays capitation using a “risk adjustment model,” which compensates providers based on the health status (acuity) of each individual patient. Payors with higher acuity patients receive more, and those with lower acuity patients receive less. Under the risk adjustment model, capitation is paid on an interim basis based on enrollee data submitted for the preceding year and is adjusted in subsequent periods after the final data is compiled. As premiums are adjusted via this risk adjustment model, our PPPM payments will change in unison with how our payor partners’ premiums change with CMS. The Company determined the transaction price for these contracts is variable as it primarily includes PPPM fees which can fluctuate throughout the contract based on the acuity of each individual enrollee. Our capitated accounts receivable includes $4,876 and $9,026 as of September 30, 2020 and December 31, 2019, respectively, for acuity-related adjustments that are estimated to be received in subsequent periods. In certain contracts, PPPM fees also include adjustments for items such as performance incentives or penalties based on the achievement of certain clinical quality metrics as contracted with payors. There were no PPPM adjustments related to performance incentives/penalties for quality-related metrics for the three and nine-months ended September 30, 2020 and 2019. The capitated revenues are recognized based on the estimated PPPM transaction price to transfer the service for a distinct increment of the series (i.e. month) and is recognized net of projected acuity adjustments and performance incentives/penalties because the Company is able to reasonably estimate the ultimate PPPM payment of these contracts. We recognize revenue in the month in which eligible members are entitled to receive healthcare benefits during the contract term. Subsequent changes in PPPM fees and the amount of revenue to be recognized by the Company are reflected through subsequent period adjustments to properly recognize the ultimate capitation amount and do not result in a significant reversal of revenue when the uncertainty is resolved in subsequent periods. As the period between the time of service and time of payment is typically one year or less, the Company elected the practical expedient under ASC 606-10-32-18 and did not adjust for the effects of a significant financing component.

Certain third-party payor contracts include a Medicare Part D payment related to pharmacy claims, which is subject to risk sharing through accepted risk corridor provisions. Under certain agreements the fund risk allocation is established where the Company, as the contracted provider, receives only a portion of the risk and the associated surplus or deficit. The Company estimates and recognizes an adjustment to Part D capitated revenues related to these risk corridor provisions, based upon pharmacy claims experience to date, as if the annual risk contract were to terminate at the end of the reporting period. Medicare Part D comprised 3% and 2% of capitated revenues for the three and nine-months ended September 30, 2020 and 4% of medical claims expense for the three and nine-months ended September 30, 2020 Medicare Part D comprised 3% of capitated revenues and 4% of medical claims expense for three and nine-months ended September 30, 2019.

The Company had agreements in place with the payors listed below and payor sources of capitated revenue for each period presented were as follows:

	For the Three-Months Ended		For the Nine-Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Humana	44%	58%	46%	61%
Wellcare	12%	8%	12%	9%
Cigna-HealthSpring	9%	9%	10%	9%
Other	35%	25%	32%	21%

Other Patient Service Revenue

Other patient service revenue is comprised of ancillary fees earned under contracts with certain managed care organizations for the provision of certain care coordination services and care management services and is also comprised of fee-for-service revenue. The composition of other patient service revenue for each period was as follows:

	For the Three-Months Ended		For the Nine-Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Care coordination	$5,228	$4,390	$14,504	$6,845
Fee for service	879	1,677	3,182	4,703
Total other patient service revenues	$6,107	$6,067	$17,686	$11,548

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

	For the Three-Months Ended		For the Nine-Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Medicare	51%	59%	50%	55%
Humana	8%	8%	7%	11%
Other	41%	33%	43%	34%

Other patient service accounts receivable consists primarily of amounts due from Medicare and Medicare Advantage plans for fee-for-service patients. Receivables from commercial or government payors are recorded at a net amount determined by the original charge for the service provided, less contractual discounts provided to the payor. Receivables due directly from patients are recorded at the original charge for the service provided less amounts covered by third-party payors and an allowance for financial assistance. As of September 30, 2020, Medicare comprised 31% and Humana comprised 8% of other patient service accounts receivable. As of

December 31, 2019, Medicare comprised 47% and Humana comprised 9% of other patient service accounts receivable. All other payors represent 61% and 44% of other patient service accounts receivable as of September 30, 2020 and December 31, 2019, respectively.

The Company has a financial assistance policy in which patients will be assessed for financial hardship and other criteria that are used to make a good-faith determination of financial need, in which case the Company will waive or reduce a Medicare beneficiary’s obligation to pay copay, coinsurance or deductible amounts owed for the provision of medical services. The majority of our fee-for-service patients qualify for financial assistance. The total amount of patient revenues that were waived per the Company’s financial assistance policy were $889 and $973 for the three-months ended September 30, 2020 and 2019, respectively, and $1,736 and $2,728 for the nine-months ended September 30, 2020 and 2019, respectively. The Company’s cost to provide care in regard to the services for which the patient’s financial obligation was waived was estimated to be $1,494 and $1,634 for the three-months ended September 30, 2020 and 2019, respectively, and $2,916 and $4,582 for the nine-months ended September 30, 2020 and 2019, respectively using a cost-to-charge ratio estimate. The Company invests heavily in primary care to prevent unnecessary acute events and manage chronic illnesses, and the cost incurred exceeds the amount that the Company would have realized under fee-for-service payment arrangements. The Company is willing to accept this deficit as many fee-for-service patients become Medicare Advantage patients under capitated arrangements.

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

The bifurcated derivative associated with the long-term debt (see Note 10) was classified within Level 3 due to a lack of quoted prices in an active market and observable inputs for similar liabilities. The fair value measurements for the bifurcated derivative as of September 30, 2020 and December 31, 2019 was $0 and $152, respectively. The Company paid off its debt and related prepayment and end of term charges as of August 11, 2020 following the IPO; as a result of this extinguishment of debt, the derivative was written off as of the three and nine- months ended September 30, 2020. The bifurcated derivative liability was included in other long-term liabilities in the consolidated balance sheets as of December 31, 2019. Changes in fair value of the bifurcated derivative were recorded within interest expense in the consolidated statements of operations and amounted to $(449) and $(30) during the three-months ended September 30, 2020 and 2019, respectively, and $(152) and $(519) during the nine-months ended September 30, 2020 and 2019, respectively.

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Leasehold improvements	$58,433	$56,608
Furniture and fixtures	4,686	3,888
Computer equipment	15,043	9,785
Internal use software	3,796	1,679
Office equipment	9,484	8,934
Construction in process	5,227	3,212
Total, at cost	96,669	84,106
Less accumulated depreciation	(24,479)	(16,710)
Property and equipment, net	$72,190	$67,396

The Company recorded depreciation expense of $2,784 and $1,956 for the three-months ended September 30, 2020 and 2019, respectively, and $7,769 and $5,344 for the nine-months ended September 30, 2020 and 2019, respectively.

NOTE 6. GOODWILL AND INTANGIBLE ASSETS

Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $9,634 at September 30, 2020 and December 31, 2019. Pursuant to ASC 350, “Intangibles – Goodwill and Other,” we review the recoverability of goodwill annually as of October 1 or whenever significant events or changes occur which might impair the recovery of recorded amounts. For purposes of the annual goodwill impairment assessment, the Company has identified a single reporting unit. The most recently completed impairment test of goodwill was performed as of October 1, 2019, and it was determined that no impairment existed. No other indicators of impairment were identified during the year.

Intangible assets with a finite useful life continue to be amortized over its useful lives. Net intangible assets amounted to $3,062 and $3,352 at September 30, 2020 and December 31, 2019, respectively. The Company recorded amortization expense of $97 for the three-months ended September 30, 2020 and 2019, and $290 for the nine-months ended September 30, 2020 and 2019. We review the recoverability of the long-lived asset whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable.

Due to the COVID-19 pandemic and its effect on our business and the overall economy, we considered the potential impact on our goodwill asset as of September 30, 2020. We determined that it was not more likely than not that the fair value of our reporting unit was below the carrying value based on our evaluation, which took into consideration our overall enterprise value, recent equity transactions (i.e. issuance of Inventor Unit III-E) and projected forecasted financial results. Our analysis of projected forecasted results considered a short-term temporary impact from the COVID-19 pandemic on volumes and growth since our last quantitative analysis.

Our significant accounting policy for goodwill and intangibles assets was disclosed in Note 2 of the notes to the consolidated financial statements for the fiscal year ended December 31, 2019 of our Prospectus. We will continue to monitor the significant global economic uncertainty as a result of the COVID-19 pandemic to assess the outlook for demand for our services and the impact on our business and our overall financial performance. A lack of recovery or further deterioration in market conditions, a trend of weaker than expected financial performance in our business, or a lack of recovery or a significant decline in the Company’s enterprise value, among other factors, could result in an impairment charge in future periods which could have a material adverse effect on our financial statements.

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

As of September 30, 2020 and December 31, 2019, the Company capitalized a total of $3,796 and $1,679 of internal use software and recorded $602 and $327 in accumulated depreciation, respectively. The Company expensed $133 and $93 of capitalized development costs for the three-months ended September 30, 2020 and 2019, respectively, and $274 and $155 for the nine-months ended September 30, 2020 and 2019, respectively. Capitalized external software costs include the actual costs to purchase software licenses from vendors. Costs incurred to maintain existing software are expensed as incurred.

NOTE 8. OTHER CURRENT AND LONG-TERM LIABILITIES

Accrued compensation and benefits consisted of the following as of:

	September 30, 2020	December 31, 2019
Accrued paid time off	$4,891	$2,319
Accrued bonus and commission	11,681	16,814
Accrued payroll and taxes	4,432	7,052
Other	2,430	2,425
	$23,434	$28,610

Other current liabilities consisted of the following as of:

	September 30, 2020	December 31, 2019
Humana license fee	$4,227	$2,753
Lease incentive obligation, current	550	550
Contract liabilities, current	3,719	3,785
Accrual for goods or services received, not invoiced	8,141	2,876
CARES Act Medicare advances	1,520	-
Other current liabilities	3,955	1,037
	$22,111	$11,001

Other long-term liabilities consisted of the following as of:

	September 30, 2020	December 31, 2019
Contract liabilities, net of current	$9,356	$5,039
Lease incentive obligation, net of current	5,193	5,605
Bifurcated derivative	-	152
CARES Act deferred payroll taxes	4,200	-
Other long-term liabilities	20	20
	$18,769	$10,816

NOTE 9. LIABILITY FOR UNPAID CLAIMS

Medical claims expense and the liability for unpaid claims include estimates of the Company’s obligations for medical care services that have been rendered by third parties on behalf of insured consumers for which the Company is contractually obligated to pay (through the Company’s full risk capitation arrangements), but for which claims have either not yet been received, processed, or paid. The Company develops estimates for medical care services incurred but not reported (“IBNR”), which includes estimates for claims that have not been received or fully processed, using a process that is consistently applied, centrally controlled and automated. This process includes utilizing actuarial models when a sufficient amount of medical claims history is available from the third-party healthcare service providers. The actuarial models consider factors such as time from date of service to claim processing, seasonal variances in medical care consumption, health care professional contract rate changes, medical care utilization and other medical cost trends, membership volume and demographics, the introduction of new technologies, and benefit plan changes. In developing its unpaid claims liability estimates, the Company applies different estimation methods depending on which incurred claims are being estimated. For the most recent three months, the Company estimates claim costs incurred by applying observed medical cost trend factors to the average PPPM medical costs incurred in prior months for which more complete claims data are available, supplemented by a review of near-term completion factors (actuarial estimates, based upon historical experience and analysis of current trends, of the percentage of incurred claims during a given period that have been adjudicated by the Company at the date of estimation). For the months prior to the most recent three months, the Company applies completion factors to actual claims adjudicated-to-date to estimate the expected amount of ultimate incurred claims for those months.

The Company purchases provider excess insurance to protect against significant, catastrophic claims expenses incurred on behalf of its patients. The total amount of provider excess insurance premium was $921 and $749, and total reimbursements were $766 and $0 for the three-months ended September 30, 2020 and 2019, respectively. The total amount of provider excess insurance premium was $2,633 and $1,707, and total reimbursements were $1,519 and $0 for the nine-months ended September 30, 2020 and 2019, respectively. The provider excess insurance premiums less reimbursements are reported in medical claims expense in the consolidated statements of operations. Provider excess recoverables due are reported in other current assets in the consolidated balance sheets. As of September 30, 2020, the Company’s provider excess insurance deductible was $250 per member and covered up to a maximum of $5,000 per member per calendar year.

The Company’s liabilities for unpaid claims were as follows as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Balance, beginning of period	$170,629	$68,174
Incurred health care costs:
Current year	428,708	383,169
Prior years	11,364	268
Total claims incurred	$440,072	$383,437

Current year	(233,379)	(226,618)
Prior years	(120,821)	(56,220)
Total claims paid	$(354,200)	$(282,838)
Adjustments to other claims-related liabilities	726	1,856
Balance, end of year	$257,227	$170,629

We assess the profitability of our managed care capitation arrangement to identify contracts where current operating results or forecasts indicate probable future losses. If anticipated future variable costs exceed anticipated future revenues, a premium deficiency reserve is recognized. No premium deficiency reserves were recorded as of September 30, 2020 and December 31, 2019.

In accordance with its policy, the Company reviews its estimated liability for unpaid claims on an ongoing basis. During the second quarter of 2020, this review indicated that actual medical claims expense was higher than prior period estimates as well as a change in our historical payor claim receipt and payment patterns. As a result, as of the period ended September 30, 2020, the Company updated its estimate of its liability of unpaid claims, primarily based on historical experience of medical claims expense. The result of this updated information was additional medical claims expense related to the year ended December 31, 2019 of approximately $20 and $11,364 for the three and nine-months ended September 30, 2020.

NOTE 10. LONG-TERM DEBT

OSH LLC entered into a debt agreement with Hercules Capital, Inc. (“Hercules”) for $20,000 on August 7, 2017, as discussed further below. On August 11, 2020, the Company used a portion of the net proceeds from the offering to pay off the $80,000 principal outstanding under the Hercules debt agreement, 9.75% interest loan originally due to mature December 2022 in full at a price of 107%. In connection with the voluntary prepayment of the entire remaining borrowings outstanding, the Company recognized the extinguishment of debt charge within interest expense, net of $3,204 during the third quarter of 2020 related to the prepayment charge, the end of term charge and the write off of unamortized debt issuance costs.

Long-term debt balances as of the September 30, 2020 and December 31, 2019 were as follows:

	September 30, 2020	December 31, 2019
Note payable to Hercules Capital, Inc., originally dated August 7, 2017 and amended April 26, 2019 and January 13, 2020. The note bears a floating interest rate of the greater of 9.75% or the sum the Prime Rate plus 5.00%.	$-	$80,000
Total debt
Less:
Unamortized discount and debt issuance costs	-	1,347
Current maturities	-	(18,507)
Total long-term debt	$-	$62,840

OSH LLC entered into a debt agreement with Hercules for $20,000 on August 7, 2017. The note bore a floating interest rate of the greater of 9.75% or the sum of i) 9.75%, plus ii) the Prime Rate minus 4.75%. The interest rate at December 31, 2019 was 9.75%, respectively. The note allowed for an additional $10,000 advance subject to terms and conditions of the loan agreement, which was drawn by OSH LLC on June 28, 2018. OSH LLC was able to prepay all, but not less than all, of the entire principal balance prior to maturity with an associated prepayment charge of detailed in the loan agreement. The terms of the loan agreement specified the prepayment penalty ranges from 3% to 1% depending on when prepayment occurred in relation to maturity date: if amounts were prepaid within 12 months of the Closing Date (3.0%); after 12 months but prior to 24 months (2.0%); and any time after 24 months (1.0%). The note was secured by a perfected first position lien on all of OSH LLC’s assets.

The original Hercules note required 13 months of interest-only payments, followed by monthly installments on a 36-month amortization schedule with the remaining principal and an end-of-term charge due when the note was set to mature on September 1, 2021. The interest-only period was extended an additional twelve months as OSH LLC met the performance conditions outlined in the loan agreement and received an additional $10,000 on June 28, 2018 as allowed by the note.

In April 2019, OSH LLC amended the debt agreement with Hercules to allow for additional tranches to be drawn upon. Tranche I was the existing loan of $30,000, Tranche II was an additional $30,000 available on April 26, 2019, Tranche III was an additional $20,000 available from July 1, 2019 through December 31, 2019 subject to continued covenant compliance, and Tranche IV was an additional $10,000 available from July 1, 2019 through December 31, 2020 subject to future lender investment committee approval. OSH LLC received Tranche II in April 2019 and Tranche III in November 2019 but did not make any further draws. As of the date of the receipt of Tranches II and III, the maturity date of the debt agreement was amended to June 1, 2022, and further extensions of the maturity date occurred upon the draw of additional tranches. In addition, upon the draw of each tranche a 5.95% end-of-term charge was applied to the total drawn amount and was due upon the amended maturity date.

In January 2020, OSH LLC amended the debt agreement with Hercules to provide for the following changes subject to certain performance milestones which were met in February 2020: (i) the extension of the principle payment start date from July 1, 2020 to October 1, 2021, (ii) the extension of the loan maturity date from June 1, 2022 to December 1, 2022, (iii) the change in interest rate to the greater of either 9.75% or the sum of the prime rate plus 5.00%, (iv) the change in prepayment charge to 2.0% of the amount prepaid if amounts are prepaid prior to June 30, 2020; 1% if prepaid after June 30, 2020 but on or prior to December 31, 2020; and 0.5% if prepaid thereafter prior to maturity, and (v) the elimination of all financial covenants with the exception of the net patient-level contribution covenant.

OSH LLC recorded a derivative liability related to the change in control provisions within the Hercules debt agreement in the amount of $0 and $152 as of September 30, 2020 and December 31, 2019, respectively. OSH LLC recognized all changes in fair value of the derivative liability within interest expense of $(449) and $(30) for the three-months ended September 30, 2020 and 2019, respectively, and $(152) and $(519) for the nine-months ended September 30, 2020 and 2019, respectively.

The estimated fair value of the OSH LLC’s bifurcated derivative instrument was valued using an outcome-probability-weighted discounted cash flow analysis at the end of each reporting period using inputs that were not corroborated by market data which resulted in OSH LLC classifying such derivatives as Level 3 (see Note 4).

The carrying amount of long-term debt approximated fair value because the interest rates fluctuate with market interest rates or the fixed rates were based on current rates offered to OSH LLC for debt with similar terms and maturities.

Debt issuance costs and original issuance discount

As part of entering into the Hercules debt agreement, OSH LLC incurred certain third-party costs. The costs incurred relate to attorney and other third-party costs. Debt issuance costs and original issuance discount as of the periods presented below were as follows:

	September 30, 2020	December 31, 2019
Accretion of end-of-term charge	$-	$(1,830)
Original issuance discount	-	191
Additional issuance discount	-	543
Amortization of deferred financing costs	-	(251)
Unamortized discount and debt issuance costs	$-	$(1,347)

Debt issuance costs were presented in the consolidated balance sheets as a direct deduction from the carrying value of the long-term debt. Included in debt issuance costs was an end-of-term charge due to Hercules. The end-of-term charge to be paid in full at the end of the term and was $0 and $4,760 as of September 30, 2020 and December 31, 2019, respectively and was accreted over the expected term of the loan. Debt issuance costs are amortized over the term of the related debt instrument using the effective interest method. Amortization of debt issuance costs and accretion of end-of-term charge are recorded as interest expense in the consolidated statements of operations.

NOTE 11. INCOME TAX

The most significant impact to the Company’s effective tax rate is related to the tax treatment of certain equity compensation. However, the Company was still in a tax loss and net deferred tax asset position after this adjustment. As a result, and in accordance with accounting standards, the Company recorded a valuation allowance to reduce the value of the net deferred tax assets to zero. The Company’s effective tax rate as of September 30, 2020 was 0.0%. This was unchanged from the previous year.

Following the completion of the IPO in August 2020, the income tax expense for the three and nine-months ended September 30, 2020 and 2019 remains zero.

NOTE 12. REDEEMABLE INVESTOR UNITS

Pre-IPO Equity Conversion

While OSH LLC’s investor units had no conversion rights related to any of the investor unit classes, in response to a reorganization plan to convert OSH LLC into a corporate form (per the OSH LLC’s Amended and Restated Operating Agreement), investor unit holders were eligible to receive capital stock of the Company in number of and with terms relatively consistent to their investor units, as ultimately determined by the Company’s Board of Directors.

Prior to the closing of the IPO, the direct and indirect unitholders of OSH LLC completed a series of transactions in accordance with the Master Structuring Agreement that resulted in the Company becoming the ultimate parent company of OSH LLC and the current unitholders of OSH LLC immediately prior to the close of the IPO exchanged their investor units in OSH LLC for common stock of the Company as approved by the Board of Directors of the Company, OSH LLC and OSH Management Holdings, LLC (“OSH MH LLC”). The conversion was an exchange of units between entities under common control and resulted in the unitholders having the same percentage ownership immediately after the IPO as they had prior to the IPO.

•

General Atlantic LLC and Newlight Partners LP (the “Lead Sponsors”) contributed their respective investor units in the entities through which they currently hold interests in OSH, LLC (“Sponsor Blockers”) to the Company in exchange for

126,278,767 shares of common stock in the Company, pursuant to a contribution and exchange agreement dated August 10, 2020 by and among the Company and the other signatories party thereto.
•

OSH LLC merged pursuant to the merger agreement dated August 10, 2020 by and among the Company, OSH LLC and the other signatory thereto (the “Company Merger”) with and into a newly formed subsidiary of the Company, with OSH LLC surviving as a wholly owned subsidiary of the Company. Pursuant to the Company Merger, the other investors in OSH LLC received a total of 58,240,199 shares of common stock in the Company in exchange for their investor units in OSH LLC.

•

OSH MH LLC, the entity through which our employees owned investor units in OSH LLC, merged pursuant to the merger agreement dated August 10, 2020 by and among the Company, OSH MH LLC and the other signatory party thereto (the “Management Merger”) with and into a newly formed subsidiary of the Company with OSH MH LLC surviving as a wholly owned subsidiary of the Company. Pursuant to the Management Merger, our employees received a total of 268,817 shares of common stock in the Company in exchange for their investor units in OSH MH LLC.

As a result of the above transactions, all units of redeemable investor units then outstanding, totaling 12,472,242 units as well as their undeclared and deemed dividends of 103,591, were converted into 184,787,783 shares of common stock and their carrying value, totaling $545,001 was reclassified into stockholders’ equity on our consolidated balance sheet. See further discussion of the rights and characteristics below related to the investor units.

Redeemable Investor Units

Prior to the IPO, the redeemable investor units consisted of three classes: Investor Units I, Investor Units II and Investor Units III. Due to contingent redemption features, the investor units were presented as temporary equity in the mezzanine section of the consolidated balance sheets before the completion of the IPO.

Redeemable investor units consisted of the following at the issuance price per unit as of December 31, 2019:

	December 31, 2019
	Units Issued and Outstanding	Issuance Price per Unit	Total Value
Investor Units I	382,572	$12.00	$4,591
Investor Units II	509,796	16.20	8,259
Investor Units III-A – Issued prior to December 1, 2015	1,872,409	20.25	37,916
Investor Units III-A – Issued after December 1, 2015	6,043,421	26.38	159,425
Investor Units III-B	568,613	26.38	15,000
Investor Units III-C	747,661	58.78	43,948
Investor Units III-D	876,147	58.78	51,500
Total	11,000,619		$320,638,733

The following table shows OSH LLC’s activity related to its investor units as of and for the periods ending:

	Investor Units I	Investor Units II	Investor Units III- A	Investor Units III- B	Investor Units III- C	Investor Units III D	Investor Units III E	Total
Outstanding, December 31, 2018	382,572	509,796	7,915,830	568,613	747,661	850,629	-	10,975,101
Issued	-	-	-	-	-	25,518	-	25,518
Outstanding, December 31, 2019	382,572	509,796	7,915,830	568,613	747,661	876,147	-	11,000,619

Outstanding, December 31, 2019	382,572	509,796	7,915,830	568,613	747,661	876,147	-	11,000,619
Issued	-	-	-	-	-	-	1,471,623	1,471,623
Conversion	(382,572)	(509,796)	(7,915,830)	(568,613)	(747,661)	(876,147)	(1,471,623)	(12,472,242)
Outstanding, September 30, 2020	-	-	-	-	-	-	-	-

In May 2019, OSH LLC issued 25,518 units of Investor Units III-D in exchange for $1,500. The price per unit was $58.78.

In February 2020, OSH LLC issued 1,471,623 units of Investor Units III-E in exchange for $230,000. The price per unit was $156.29. There was $5,637 in legal fees recorded as a reduction of equity as result of the capital raise.

Prior to the equity conversion that occurred as a result of the IPO, the redeemable investor units had the following rights and characteristics:

Dividends

Dividends were payable in cash, if declared, by OSH LLC’s Board of Directors or upon a liquidation, deemed liquidation event or as determined by the Board of Directors in its sole discretion. OSH LLC did not declare dividends for the period ended September 30, 2019.

Preferred Return

Whether or not declared or approved by the Board of Directors, the holders of the investor units accrued a preferred return in the amount of 8%, per annum, on the varying balance of each investor units’ unreturned capital contribution beginning on the date of initial investment. This preferred return was cumulative and took into account, in determining the satisfaction of the preferred return, all distributions resulting from or paid to members holding investor units in connection with a dissolution or deemed liquidation event.

The following table shows accumulated dividends on the redeemable investor units on a cumulative basis as of the periods presented below:

	August 10, 2020*			December 31, 2019
	Units	Per Unit	Total	Units	Per Unit	Total
Series
Investor Units I	382,572	$8.53	$3,265	382,572	$7.60	$2,908
Investor Units II	509,796	10.15	5,175	509,796	8.95	4,563
Investor Units III-A – Issued prior to December 1, 2015	1,872,409	10.48	19,627	1,872,409	9.09	17,020
Investor Units III-A – Issued after December 1, 2015	6,043,421	7.90	47,757	6,043,421	6.34	38,322
Investor Units III-B	568,613	5.51	3,132	568,613	4.06	2,306
Investor Units III-C	747,661	11.34	8,477	747,661	8.14	6,089
Investor Units III-D	876,147	8.98	7,865	876,147	5.89	5,162
Investor Units III-E	1,471,623	5.64	8,293	-	-	-
			$103,591			$76,370

*Note these accumulated dividends were included in the pre-IPO equity conversion to common stock discussed in the section “Pre-IPO Equity Conversion” above. As a result, there were no remaining accumulated dividends as of September 30, 2020.

Redemption

OSH LLC’s investor units had no mandatory redemption provisions. The investor units were redeemable upon the following events: an acquisition, an asset transfer or the sale, lease, transfer or other disposition of all or substantially all of the assets of OSH LLC (“Deemed Liquidation Event”), and OSH LLC determined that it did not fully control the effectuation or consummation of events that would be considered a Deemed Liquidation Event. This was because: (i) OSH LLC’s Board of Directors was required to approve such a transaction, and (ii) the holders were collectively entitled to elect 5 of the 8 Board Members which gave them a majority of the Board of Directors, giving the investor unit holders effective control of the Board of Directors. Therefore, the investor units were required to be presented outside of permanent equity as mezzanine equity on OSH LLC’s consolidated balance sheets.

Liquidation

In the event of a liquidation, dissolution or winding up of OSH LLC, the holders of each of the various types of investor units would receive liquidation preference, prior and in preference to any distribution of any of the assets or surplus funds of OSH LLC to the holders of founders’ units, equal to the greater of (i) the applicable liquidation preference (the applicable liquidation preference is described in the OSH LLC Sixth Amended and Restated Limited Liability Company Operating Agreement) or (ii) the amount the holders of the investor units would receive if such holders had converted their units into founders’ units immediately prior to such liquidation event.

Voting Rights

Founders’ units and investor units, specifically excluding the Investor Units III-B, were collectively referred to as “voting units.” On any matter presented to the members for their action and consideration at any meeting, each holder of outstanding voting units was entitled to cast the number of votes equal to the number of whole units held of record by such holder as of the record date for determining those members entitled to vote on any such matters.

NOTE 13. STOCKHOLDERS’ EQUITY/MEMBERS’ DEFICIT

Pre-IPO Equity Conversion

In March 2018, OSH LLC’s Board of Directors approved the Amended and Restated Equity Incentive Plan (the “Incentive Plan”). The Incentive Plan states that in the occurrence of an IPO, the Board of Directors may, in its discretion, (i) cause the exchange of incentive units for units or shares of common stock or other equity securities and apply the vesting provisions applicable to the incentive units to such shares of common stock or other equity securities; (ii) adjust the number of incentive units issued under the Incentive Plan or under any particular award; (iii) adjust the hurdle value applicable to any incentive units; and/or (iv) cancel all or any portion of the incentive units in exchange for payment to the plan participant in cash or capital stock (or other equity interests) or any combination thereof, of the fair market value of the incentive units; in each case, determined by the Board of Directors in a manner generally consistent with the treatment of other Units, taking into consideration the relative rights of all units, including the hurdle value applicable to Incentive Units.

As discussed in Note 12 above, the current unitholders of OSH LLC immediately prior to the close of the IPO exchanged their founders’ units, incentive units and profits interests in OSH LLC for common stock of the Company as approved by the Board of Directors of the Company, OSH LLC and OSH Management Holdings, LLC (“OSH MH LLC”).

•	Pursuant to the Company Merger, the investors in OSH LLC received a total of 226,940 shares of common stock in the Company in exchange for their incentive units in OSH LLC.

•

Pursuant to the Management Merger, our employees received a total of 37,884,061 shares of common stock, 22,612,472 of which are subject to service- based vesting (RSAs), and also received 14,313,416 options to purchase common stock of the Company at a strike price equal to the IPO price in exchange for their founders’ units and profits interests in OSH MH LLC.

As a result of the abovementioned conversion, all units of members’ capital (founders’ units, incentive units and profits interests) then outstanding, totaling 3,456,634 were converted into 38,111,001 shares of common stock, 22,612,472 of which are considered RSAs. The carrying value of $7,006 was reclassified into common stock and additional paid in capital on our consolidated balance sheet.

Common Stock and Units

As discussed in Note 1, upon completion of our IPO in August 2020, we sold 17,968,750 shares of common stock at an offering price of $21.00 per share, including 2,343,750 shares of common stock pursuant to the exercise in full of the underwriters’ option to purchase additional shares.

In connection with the IPO, we increased our authorized shares from 1,000 to 500,000,000 shares of our common stock, par value of $0.001.

The Company’s common stock/units consisted of the following founders’ units, incentive units, profits interests, and common stock (see Note 14) as of the period ended:

	Founders’ Units (par value of $0.01 per unit)	Incentive Units (par values range from $0.00 to $26.00 per unit)	Profits Interests (no par value)	Common Stock	Total
Balances as of December 31, 2018	606,313	13,755	1,454,148	-	2,074,216
Granted	-	-	496,763	-	496,763
Exercised	-	-	-	-	-
Repurchased/Forfeited	-	-	(40,115)	-	(40,115)
Balance as of December 31, 2019	606,313	13,755	1,910,796	-	2,530,864
Granted	-	-	1,095,067	-	1,095,067
Tender Offer	(107,208)	(1,142)	(22,801)	-	(131,151)
Exercised	-	-	-	-	-
Repurchased/Forfeited	-	-	(38,146)	(41,651)	(79,797)
Conversion of pre IPO units	(499,105)	(12,613)	(2,944,916)	-	(3,456,634)
Conversion common stock				222,898,784	222,898,784
Initial Public Offering	-	-	-	17,968,750	17,968,750
Exercised	-	-	-	2,831	2,831
Balances as of September 30, 2020	-	-	-	240,828,714	240,828,714

Tender Offer

Upon OSH LLC’s Board of Directors’ approval, OSH LLC issued a Tender Offer to Purchase for cash dated March 30, 2020 (the “Tender Offer”) which expired on April 27, 2020 up to $20,000 of eligible units at a purchase price of $156.29 per eligible unit. Founders’ Units, incentive units, and profits interests that were not subject to vesting or risk of forfeiture and, if there was a hurdle value applicable to the profits interests, that were awarded prior to March 30, 2018, were eligible to be tendered to OSH LLC for purchase. This Tender Offer allowed the directors, officers and employees (including the founders) the option to have their eligible units repurchased; unit holders were permitted to sell any number of any class of eligible units, subject to a 10% threshold. The Tender Offer was not conditioned on any minimum number of eligible units being tendered, and OSH LLC was not contractually obligated to redeem these units.

On April 27, 2020, OSH LLC purchased all eligible units, other than profits interests subject to a hurdle value, at a price of $156.29 per eligible unit net to the sellers in cash, without interest. OSH LLC purchased profits interests that had a hurdle value at a price for each profits interests equal to the excess of $156.29 over the per profits interests amount of that hurdle value net to the sellers in cash, without interest. The purchase price offered in the Tender Offer for eligible units was the same for all classes of eligible units (other than profits interests, for which the purchase price was adjusted to reflect the applicable hurdle value), even though their relative priorities in distributions may differ. The following units were tendered to OSH LLC:

	Number of Units Tendered	Purchase Price per Unit	Total Purchase Price
Founders’ Units	107,208	$156.29	$16,756
Incentive Units	1,142	156.29	178
Profits Interest Hurdle Value $265,158	17,622	136.04	2,397
Profits Interest Hurdle Value $346,107	3,684	129.91	479
Profits Interest Hurdle Value $386,277	1,495	126.90	190
Total Common Units	131,151		$20,000

The units (including profits interests) were repurchased at an amount per unit in excess of the fair value, which resulted in additional compensation expense of $606 within corporate, general and administrative expenses in the consolidated statements of operation for the year-ended September 30, 2020. Members’ capital cannot be reduced to less than the stated value of common shares outstanding; therefore, any additional value above the remaining ownership is a direct reduction to members’ deficit. Accordingly, $5,895 was recorded as a reduction in members’ capital and the remaining $13,498 was recorded in accumulated deficit was recorded at the time that the Tender Offer was completed.

Preferred Stock

In connection with our IPO, we authorized the issuance of 50,000,000 shares of our preferred stock, par value $.001.

NOTE 14. STOCK AND UNIT-BASED COMPENSATION

2020 Omnibus Incentive Plan

Immediately prior to the effective date of our IPO, on August 5, 2020, the Company’s Board of Directors adopted the 2020 Omnibus Incentive Plan (the “2020 Plan,”) which was subsequently approved by OSH LLC’s and OSH MH LLC’s majority unitholders. Under the 2020 Plan, employees, consultants and directors of our company and our affiliates that perform services for us are eligible to receive awards. The 2020 Plan provides for the grant of incentive stock options (“ISOs”), non-statutory stock options (“NSOs”), stock appreciation rights, RSAs, performance awards, other share-based awards (including restricted stock units (“RSUs”)) and other cash-based awards. ISOs may be granted only to employees, including officers. All other awards may be granted to employees, including officers, non-employee directors and consultants. The maximum number of shares available for issuance under the 2020 Plan may not exceed 48,138,967 shares (subject to annual increases as approved by the Board of Directors).

Post-IPO Equity Awards

Stock Options

Stock options granted by the Company generally vest over four years with 25% of the option shares vesting each year. Options generally expire ten years from the date of the grant. Options are accounted for as equity using the fair value method, which requires measurement and recognition of compensation expense for all awards granted to our employees based upon the grant-date fair value. The 2020 Plan provides that grants will be made at no less than the estimated fair value of common stock, as determined by the Board of Directors, at the date of the grant.

The following is a summary of stock option activity transactions as of and for the periods ended September 30, 2020 and December 31, 2019:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding, December 31, 2019	-
Conversion	14,313,416	$21.00
Granted	629,809	21.17
Exercised	(2,831)	21.00
Cancelled	(19,113)	21.00
Outstanding, September 30, 2020	14,921,281	$21.01	9.85	$484,030

Options exercisable as of September 30, 2020	1,763,506	$21.00	9.85	$57,208

The aggregate intrinsic value of options exercised for three and nine-months ended September 30, 2020 and 2019 was $77 and $0, respectively.  Aggregate intrinsic value represents the difference between the exercise price of the option and the closing price of the Company’s common stock on the date of exercise. The fair value of options for three and nine-months ended September 30, 2020 and 2019 was $90,082 and $0, respectively.

RSAs

The RSAs were granted as part of the pre-IPO conversion (see Note 13).

The following is a summary of RSA transactions as of and for the periods ended September 30, 2020 and December 31, 2019:

	Unvested Shares	Grant Date Fair Value

Unvested, December 31, 2019	-
Conversion	22,612,472	$11.44
Granted	-
Vested	(336,809)	2.94
Cancelled and forfeited	(41,651)	12.89
Unvested, September 30, 2020	22,234,012	$11.57

RSUs

RSUs granted generally vest over four years. RSUs are accounted for as equity using the fair value method, which requires measurement and recognition of compensation expense for all awards granted to our employees, directors and consultants based upon the grant-date fair value.

The following is a summary of RSU transactions as of and for the periods ended September 30, 2020 and December 31, 2019:

	Unvested Shares	Grant Date Fair Value

Unvested, December 31, 2019	-
Conversion	-
Granted	148,876	$22.29
Vested	-
Canceled and forfeited	-
Unvested, September 30, 2020	148,876	$22.29

Employee Stock Purchase Plan

On August 5, 2020, the Board of Directors adopted, and the OSH LLC’s and OSH MH LLC’s majority unitholders approved, the 2020 Employee Stock Purchase Plan (the “ESPP”) for the issuance of up to a total of 2,386,875 shares of common stock. In addition, the number of shares available for issuance under the ESPP will be increased annually on January 1 of each calendar year beginning in 2021 and ending in and including 2030, by an amount equal to the lesser of (A) 1% of the shares outstanding on the final day of the immediately preceding calendar year and (B) such smaller number of shares as is determined by our Board of Directors, subject to an increase each January. In no event will more than 30,000,000 shares of our common stock will be available for issuance under the ESPP. Each offering period will be approximately six months in duration commencing on January and July 1 of each year and terminating on June 30 or December 31. The ESPP allows participants to purchase common stock through payroll deductions of up to 15% of their eligible compensation. The purchase price of the shares will be 85% of the lower of the fair market value of our common stock on the grant date or purchase date.

As of September 30, 2020, no shares of common stock have been purchased under our ESPP.

Pre-IPO Equity

In 2013, OSH LLC’s Board of Directors adopted an equity incentive plan, subsequently replaced by the Equity Incentive Plan in 2015, in which OSH LLC had granted awards in the form of incentive units options to employees, officers, directors, consultants, and other service providers of the Company. In 2015, OSH LLC’s Board of Directors adopted the Equity Incentive Plan (the “Equity Incentive Plan”). Under the Equity Incentive Plan, OSH LLC granted awards in the form of profits interests to employees, officers, and directors.

Incentive Units Options

All of the incentive units options were converted to common stock (see discussion of the conversion in Note 13) and none of the incentive units options remained outstanding at the end of the period. During the period ended December 31, 2019, none of the incentive units options were exercised and 2,000 of the incentive units options remained outstanding at the end of the period. The options outstanding December 31, 2019 had a per unit exercise price of $12.00.

Profits Interests

Before the Company completed its IPO in August 2020 and adopted the 2020 Plan, OSH LLC entered into award agreements (“profits interests award”) which granted profits interests of OSH LLC. These profits interests represented profits interest ownership in OSH LLC tied solely to the accretion, if any, in the value of OSH LLC following the date of issuance of such profits interests. Profits interests participated in any increase of OSH LLC value related to their profits interests after the hurdle value had been achieved and OSH LLC’s profits interests received the agreed-upon return on their invested capital.

The profits interests awards generally vested either over a requisite service period or were contingent upon a performance condition. OSH LLC granted zero and 251,500 profits interests awards during the three-months ended September 30, 2020 and 2019, respectively, and 1,095,067 and 495,995 profits interests awards during the nine-months ended September 30, 2020 and 2019, respectively.

Each profits interests award contained the following material terms:

(i)

The profits interests received distributions (other than tax distributions) only upon a liquidity event, as defined, that exceeded a threshold equivalent to the fair value of OSH LLC, as determined by OSH LLC’s Board of Directors, at the grant date.

(ii)

A portion of the awards vested over a period of continuous employment or service (“service-vesting units”) while the other portion of the awards only vested in the event of the Sponsor’s Exit (“performance-vesting units”). The service-vesting units provides for accelerated vesting upon Sponsor’s Exit should the participant’s employment be terminated (other than for cause) after the Sponsor’s Exit, but prior to the final service vesting date.

(iii)	All awards included a repurchase option at the election of OSH LLC for the vested portion upon termination of employment or service.

Profits interests were accounted for as equity using the fair value method, which required the measurement and recognition of compensation expense for all profit interest-based payment awards made to OSH LLC’s employees based upon the grant-date fair value. OSH LLC had concluded that both the service-vesting units and the performance-vesting units were subject to a market condition and assessed the market condition as part of its determination of the grant date fair value.

For performance-vesting units, OSH LLC recognized unit-based compensation expense when it was probable that the performance condition would be achieved. OSH LLC analyzed if a performance condition was probable for each reporting period through the settlement date for awards subject to performance vesting. For service-vesting units, OSH LLC recognized unit-based compensation expense over the requisite service period for each separately vesting portion of the profits interest as if the award was, in-substance, multiple awards.

Historically, OSH LLC determined the fair value of each award on the date of grant using both the income and market approaches, including the backsolve method with a risk free rate of 1.58%, volatility of 35.0% and 2.19 years to liquidity assumptions used for grants issued for the nine-months ended September 30, 2019.

The volatility assumption used in the weighted-average income and market approaches was based on the expected volatility of public companies in similar industries, adjusted to reflect the differences between OSH LLC and public companies in size, resources, time in industry, and breadth of product and service offerings. Expected dividend yield was assumed to be zero given OSH LLC’s history of declaring dividends and OSH LLC’s lack of intent to pay dividends in the foreseeable future.

Prior to the closing of the IPO, the outstanding profits interests were converted into common stock and RSAs and options (see Note 13 for further discussion on the conversion).

The following is a summary of profits interests transactions as well as the profits interests outstanding and their corresponding hurdle values as of and for the periods ended September 30, 2020 and December 31, 2019:

	Profits Interests	Weighted- Average Grant Date Fair Value
Outstanding, December 31, 2018	1,454,148	$2.35
Granted	496,763	42.35
Vested	193,375	2.32
Forfeited/Repurchased	(40,115)	5.74
Outstanding, December 31, 2019	1,910,796	12.68
Granted	1,095,067	55.03
Vested	271,710	8.96
Forfeited/Repurchased	(60,947)	9.75
Conversion	(2,944,916)	28.49
Outstanding, September 30, 2020	-	-
Vested outstanding, September 30, 2020	-	-
Vested outstanding, December 31, 2019	389,531

As of September 30, 2020		As of December 31, 2019
Units Outstanding	Hurdle Value	Units Outstanding	Hurdle Value
-	$265,158	111,076	$234,834
-	346,107	160,492	306,706
-	386,277	45,275	342,451
-	685,350	265,374	608,955
-	782,361	462,292	645,000
-	922,500	521,225	697,700
-	1,582,500	345,062	1,310,000
-		1,910,796

Stock and Unit-Based Compensation Expense

The Company recognized $3,609 and $1,305 in unit-based compensation expense related to the profits interests for the three-months ended September 30, 2020 and 2019, respectively, and $8,898 and $1,942 for the nine-months ended September 30, 2020 and 2019, respectively. The Company recognized $25,750 and $0 in stock-based compensation expense related to options, RSAs, and RSUs for the three and nine-months ended September 30, 2020 and 2019, respectively.

As part of the pre-IPO equity conversion discussed in Note 13, the profits interests that were subject to vesting over a period of continuous employment or service and were unvested upon the conversion were converted into RSAs and options that vest over the remaining requisite service period from the original grant dates. The unvested profits interests that were subject to vesting upon the “Sponsor’s Exit” performance condition were converted into RSAs and options that cliff vest between two years post IPO and four years from the original grant dates. A Sponsor's Exit is defined to occur if either 1. a Sponsor sells down to one or more third parties their direct or indirect equity investment in OSH LLC to less than 20% of the units owned by such sponsor, or 2. a sale, transfer or other disposition of all or substantially all of the assets of OSH LLC to one or more third parties.

As a result of this conversion and modification of vesting terms from Sponsor’s Exit to service-based vesting, the Company determined that 1,076,228 RSAs and options should be accounted for as a Type III modification (the award was not probable to vest prior to the modification but it was probable of vesting under the modified condition) for the three and nine-months ended September 30, 2020. The stock compensation expense recorded for these modifications was $18,228 for the three and nine-months ended September 30, 2020.

These amounts were recognized within corporate, general, and administrative expenses in the consolidated statements of operations. As of September 30, 2020, the Company had approximately $313,874 in unrecognized compensation expense related to all non-vested awards (RSAs, options and RSUs) that will be recognized over the weighted-average period of 1.84 years.

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

NOTE 16. COMMITMENTS – OPERATING LEASES

The Company leases corporate office space and operating facilities under operating leases. The Company’s headquarters is located in Chicago, Illinois. The Company recognized $2,095 and $3,100 of rent expense for the three-months ended September 30, 2020 and 2019 respectively, and $11,316 and $8,543 for the nine-months ended September 30, 2020 and 2019 respectively, included in cost of care and corporate, general and administrative expenses in the consolidated statements of operations.

Various lease agreements provide for escalating rent payments over the life of the respective lease and the Company recognizes rent expense on a straight-line basis over the life of the lease. This results in a non-interest-bearing liability (deferred rent) that increases during the early portion of the lease term, as the cash paid is less than the expense recognized, and reverses by the end of the lease term. The Company recorded $13,317 and $12,901 at September 30, 2020 and December 31, 2019, respectively, of deferred rent that was classified as a long-term liability in the consolidated balance sheets.

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

The table below illustrates the VIE assets and liabilities and performance for the Physician Groups as of and for the periods ended:

	September 30, 2020	December 31, 2019
Total assets	$359,551	$252,629
Total liabilities	323,129	230,527

	For the Three-Months Ended		For the Nine-Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Total revenues	$213,907	$135,433	$622,685	$378,024
Medical claims expense	153,417	96,921	439,449	257,192
Cost of care	14,548	10,824	44,082	28,004
Total operating expenses	$167,965	$107,745	$483,531	$285,196

Physician Group revenues consist of amounts recognized for services provided to patients and includes capitated revenue and a portion of the Company’s other patient service revenue and exclude certain care management services. All capitation arrangements are drafted at the Physician Group level.

Operating expenses consist primarily of medical claims expense, a majority of which are third-party medical claims expenses and administrative health plan fees and exclude fees to perform payor delegated activities and provider excess insurance costs. Cost of care, excluding depreciation and amortization primarily include provider salaries and benefits and other clinical operating costs which are reported in cost of care, excluding depreciation and amortization in the consolidated statements of operations. These amounts do not include intercompany revenues and costs, principally management fees between MSO and the Physician Groups, which are eliminated in consolidation.

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

NOTE 18. RELATED PARTIES

In September 2018, the Company signed an agreement issuing 850,629 of a new class of investor units (Investor Units III-D) to Humana in exchange for $50,000. The balance related to Humana represented $55,084 of the redeemable investor units’ balance at December 31, 2019, which included accumulated preferred dividends in addition to Humana’s invested capital.

Revenues

The Company also has capitated managed care contracts with Humana. Total capitated revenues related to the Humana payor contracts were $92,271 and $77,358 for the three-months ended September 30, 2020 and 2019, respectively, and $286,125 and $226,771 for the nine-months ended September 30, 2020 and 2019, respectively. Receivables from Humana represented $22,093 and $49,647 of the capitated accounts receivable balance at September 30, 2020 and December 31, 2019, respectively. Within the Company’s other patient services revenue, revenues from Humana are included in both fee-for-service revenue and care coordination revenue. The Company had recognized $38 and $93 in other patient service revenue in the three-months ended September 30, 2020 and 2019, respectively, and $222 and $517 in other patient service revenue in the nine-months ended September 30, 2020 and 2019, respectively, related to the fee-for-service revenues. The Company had recognized $820 and $581 in other patient service revenue in the three-months ended September 30, 2020 and 2019, respectively, and $2,227 and $1,726 in other patient service revenue in the nine-months ended September 30, 2020 and 2019, respectively related to the Care Coordination arrangements. Receivables from Humana represented $22 and $66 of the other accounts receivable balance at September 30, 2020 and December 31, 2019, respectively, which is all related to fee-for-service arrangements. The unearned portion of the Care Coordination Payments was recorded in both the short term and long-term other liabilities accounts. The liability related to Humana Care Coordination Payments represented $3,385 and $2,540 of the other current liabilities and $9,134 and $4,705 of the other long-term liabilities’ balances at September 30, 2020 and December 31, 2019, respectively.

Expenses

Total medical claims expenses related to the Humana payor contracts were $62,152 and $54,998 in the three-months ended September 30, 2020 and 2019, respectively, and $185,970 and $154,370 in the nine-months ended September 30, 2020 and 2019, respectively. Unpaid claims related to Humana capitated contracts represented $60,103 and $58,916 of the liability for unpaid claims balance at September 30, 2020 and December 31, 2019, respectively.

The Humana Alliance Provision contains an arrangement for a license fee that is payable by the Company to Humana for the Company’s provision of health care services in certain centers owned or leased by Humana. The license fee is a reimbursement to Humana for its costs of owning or leasing and maintaining the centers, including rental payments, center maintenance or repair expenses, equipment expenses, special assessments, cost of upgrades, taxes, leasehold improvements, and other expenses identified by Humana. The total license fees paid to Humana during the three-months ended September 30, 2020 and 2019 were $671 and $557 respectively, and the nine-months ended September 30, 2020 and 2019 were $2,013 and $1,455, respectively, and are included in cost of care expenses in the consolidated statement of operations. The liability for the Humana license fee represented $4,227 and $2,753 of the other current liabilities balance at September 30, 2020 and December 31, 2019, respectively.

The Company has entered into certain lease arrangements with Humana, which accounted for approximately $847 and $311 of the total operating lease rental payments within the cost of care line item for the three-months ended September 30, 2020 and 2019, respectively, and $1,910 and $907 for the nine-months ended September 30, 2020 and 2019, respectively. The deferred rent liability related to Humana leases represented $748 and $1,034 at September 30, 2020 and December 31, 2019, respectively.

NOTE 19. SEGMENT FINANCIAL INFORMATION

The Company’s chief operating decision makers regularly reviews financial operating results on a consolidated basis for purposes of allocating resources and evaluating financial performance. The Company identified operating segments based on the responsibility of its chief operating decision makers and operate in and reports as a single operating segment, which is to care for its patients’ needs. For the periods presented, all of the Company’s long-lived assets were located in the United States, and all revenues were earned in the United States.

NOTE 20. NET LOSS PER SHARE

Prior to the IPO, the OSH LLC membership structure included pre-IPO units, some of which were investor units and profits interests (see further discussion in section, Initial Public Offering, within Note 1). As part of the IPO and related restructuring transactions, all existing unitholders exchanged their membership interests in the limited liability company for common stock of Oak Street Health, Inc.

The Company analyzed the calculation of earnings per unit for periods prior to the IPO and determined that it resulted in values that would not be meaningful to the users of these consolidated financial statements. Therefore, earnings per share information has not been presented for the three and nine-months ended September 30, 2019. The basic and diluted earnings per share for the three and nine-months ended September 30, 2020 is applicable only for the period from August 10, 2020 to September 30, 2020, which is the period following the IPO and related restructuring transactions (as described in Note 1) and presents the period that the Company had outstanding common stock.

The following table sets forth the computation of basic and diluted net loss per common share for the three and nine-months ended September 30, 2020:

	Three-months ended September 30, 2020	Nine-months ended September 30, 2020
Numerator:
Net loss attributable to common stock/unitholders	$(64,530)	$(128,097)
Less: Undeclared and deemed dividends attributable to unitholders prior to restructuring as part of the IPO	(5,418)	(27,220)
Less: Net loss attributable to OSH LLC prior to restructuring as part of the IPO	(25,701)	(67,466)
Net loss attributable to OSH Inc.	$(33,411)	$(33,411)
Denominator:
Weighted average common stock outstanding - basic and diluted	218,261,866	218,261,866
Net loss per share – basic and diluted	$(0.15)	$(0.15)

The Company’s potentially dilutive securities, which included stock options, unvested RSUs, profits interests and unvested RSAs, have been excluded from the computation of diluted net loss per share as the effect would reduce the net loss per share. Therefore, the weighted average number of common shares/units outstanding used to calculate both basic and diluted net loss per share was the same. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share for the periods indicated:

Nine-months ended September 30, 2020

Stock options	14,921,281
RSUs	148,876
RSAs	22,234,012
37,304,169

NOTE 21. PRO FORMA INFORMATION (UNAUDITED)

The following paragraphs detail the impact to our financials related to the conversion of the Company (limited liability company) to a corporation in accordance with Subchapter C of the Internal Revenue Code (a “C” corporation).

The pro forma full year income taxes and net income reflect federal and state income taxes (assuming a 25% combined effective tax rate) as if the Company had been taxed as a C corporation for the three and nine-months ended September 30, 2020 and 2019. The Company determined that the pro forma income tax expense for the three and nine-months ended September 30, 2020 and 2019 was zero, and accordingly, and pro forma net income remained unchanged from amounts as reported.

Additionally, deferred income tax assets and liabilities will be recognized as a result of the conversion from a limited liability company to a C corporation. The Company is in a net deferred tax asset position. In accordance with accounting standards, the Company has recorded a valuation allowance to reduce the value of the net deferred tax assets to zero, the amount that is more likely than not to be realized. In evaluating the amount of deferred tax assets that were more likely than not to be realized the Company looked at all evidence both positive and negative in making its determination. The Company has been in a cumulative loss position for the past three years which is considered significant negative evidence that is difficult to overcome on a “more likely than not” standard through objectively verifiable data. Based on an evaluation in accordance with the accounting standards, as of September 30, 2020 and December 31, 2019 a valuation allowance was recorded against the net U.S. Federal and State deferred tax assets in order to measure only the portion of the deferred tax assets that are more likely than not to be realized based on the weight of all the available evidence.

NOTE 22. SUBSEQUENT EVENTS

Management of the Company evaluated subsequent events through November 9, 2020, the date on which the consolidated financial statements were issued.

As discussed in Note 1, the HHS distributed grants to healthcare providers to offset the impacts of COVID-19 related expenses and lost revenues. Grants received are subject to the terms and conditions of the program, including that such funds may only be used to prevent, prepare for, and respond to COVID-19 and will reimburse only for health care related expenses, general and administrative expenses or lost revenues that are attributable to COVID-19 as defined by HHS. In October 2020, the Company received an additional $3,725 from HHS related to the CARES Act.

In October 2020, the HHS further revised its guidance for reporting requirements for providers that accepted funding from the Public Health and Social Services Emergency Fund (“October 2020 PRF Guidance”). In addition to other changes, this guidance significantly modified the methodology for determining health care expenses, general and administrative expenses and lost revenues attributable to COVID-19 in connection with the grants. These revised guidelines did not impact the income we recognized to date in the three and nine-months ended September 30, 2020.

iTEM 2. Management’s Discussion and Analysis of FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to help the reader understand our business, financial condition, results of operations, liquidity and capital resources. This discussion should be read in conjunction with our unaudited consolidated financial statements and related notes presented here in Part I, Item 1 included elsewhere in this Quarterly Report on Form 10-Q and Oak Street Health, Inc.’s audited financial statements and the accompanying notes as well as “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Oak Street Health, Inc.’s Prospectus (File No. 333-239818) (the “IPO Prospectus”). Unless the context otherwise indicates or requires, the terms “we”, “our” and “the Company” as used herein refer to Oak Street Health, Inc. and its consolidated subsidiaries, including Oak Street Health, LLC, which is Oak Street Health, Inc.’s predecessor for financial reporting purposes for periods presented prior to August 10, 2020.

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

Our patients, payors and providers are incentivized to adopt the Oak Street Platform, and each has the potential to benefit in a meaningful way.

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

On August 5, 2020, the Company’s Registration Statement on Form S-1 for the initial public offering of 15,625,000 shares of common stock was declared effective by the Securities & Exchange Commission. The Company’s common stock began trading on August 6, 2020 on the New York Stock Exchange (“NYSE”) under the ticker symbol “OSH.” The initial public offering closed on August 10, 2020, and the Company sold 17,968,750 shares of common stock, including the exercise in full of the underwriters’ option to purchase 2,343,750 additional shares of common stock at the IPO price of $21.00 per share. In aggregate, the shares issued in the offering price generated $351,229 in net proceeds, which amount is net of $22,641 in underwriters’ discounts and commissions and offering costs of $3,474. Immediately prior to the closing of our IPO, all 15,928,876 units of our then outstanding units converted into 200,286,312 shares of common stock and 22,612,472 shares of restricted stock awards, and we reclassified $552,008 from equity to additional paid-in capital and into common stock par value on our consolidated balance sheet.

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

See further discussion related to the IPO as described in Note 1, Nature of Business to Oak Street Health, Inc.’s consolidated financial statements.

COVID-19 Update on our Business

On March 11, 2020, the World Health Organization designated COVID-19 as a global pandemic. The rapid spread of COVID-19 around the world and throughout the United States has altered the behavior of businesses and people, with significant negative effects on federal, state and local economies, the duration of which is unknown at this time. Various policies were implemented by federal, state and local governments in response to the COVID-19 pandemic that caused many people to remain at home and forced the closure of or limitations on certain businesses, as well as suspended elective procedures by health care facilities. While some of these restrictions have been eased across the U.S. and most states have lifted moratoriums on non-emergent procedures, some restrictions remain in place, and some state and local governments are re-imposing certain restrictions due to the increasing rates of COVID-19 cases. The virus disproportionately impacts older adults, especially those with chronic illnesses, which describes many of our patients.

In response to the COVID-19 pandemic, in the first nine-months of 2020, we took the following actions to ensure the safety of our employees and their families and to address the physical, mental and social health of our patients:

•	Created a COVID-19 Response Team in March 2020 that is supported by team members from across our organization to ensure a coordinated response to the pandemic;
•	Temporarily closed all of our corporate offices and enabled our entire corporate work force to work remotely;
•	Implemented travel restrictions for non-essential business;
•

Transitioned much of our center-based care to be delivered by our providers virtually through newly developed telehealth capabilities, including video and telephone through June 2020 but have transitioned our business back to a more normal operating cadence as of July 2020, including seeing a larger proportion of our patients via in-center visits (with a corresponding reduction in telehealth visits) while maintaining stringent safety protocols to minimize the potential transmission of COVID-19. We expect to leverage our telehealth capabilities as a means of interacting with our patients to the extent an in-person visit is not required or preferred;

•	Made operational changes to the staffing and operations of our centers, which remain open as “essential” businesses, to minimize potential exposure to and transmission of COVID-19;
•

Temporarily delayed planned openings of new centers through August 2020 but have restarted our growth efforts through patient outreach and starting August 2020, we resumed opening new centers. As of September 30, 2020, we operated 67 centers, 13 of which were opened since August 6, 2020;

•

Temporarily halted community outreach and other marketing initiatives which drive new patients to our platform through June 2020 but have recommenced marketing initiatives as of the third quarter of 2020;

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

The COVID-19 pandemic did not have a material impact on our results of operations, cash flows and financial position as of and for the three and nine-months ended September 30, 2020; although our decisions to defer center openings and limit patient outreach and marketing initiatives resulted in slower growth than we would have otherwise experienced in 2020. Over 97% of our total revenues are recurring, consisting of fixed monthly per-patient-per-month capitation payments we receive from MA plans. Due to our recurring revenue base, we experienced minimal impact to our revenue in the first nine months of 2020 and expect minimal impact to revenue on our existing at-risk patient base in 2020.

We do expect COVID-19 to affect our medical claims expense. As we are financially responsible for essentially all of the healthcare costs associated with our at-risk patients whether we provide that care or a third party provides that care, we suspect that the healthcare costs of patients infected with COVID-19 will be greater than had COVID-19 not occurred. It is impossible, however, to know what other healthcare issues these patients may have encountered in their pre-COVID-19 lives and whether the COVID-19 costs are or will be greater or lesser than the costs these patients would otherwise incur. Additionally, because of the extraordinary measures taken by local governments in our markets particularly in the second quarter of 2020, all of our patients had more limited access to healthcare services, including healthcare specialists such as cardiologists or orthopedists, to schedule both inpatient and outpatient surgeries, and to some hospital care. We expect that beginning in late March 2020 and extending through most of the second quarter of 2020, our patients who were not infected with COVID-19, which represents over 97% of our at-risk patients, incurred lower healthcare costs than we would have otherwise expected, which will result in lower medical claims expense that we incur. We expect the vast majority of these costs are just delayed and will be incurred at future points in time and it is possible that the deferral of healthcare services could cause additional health problems in our existing patients, which could increase our costs in the future. We cannot accurately estimate the net potential impact, positive or negative, to medical claims expense at this time. Furthermore, given the time it takes for medical claims to be submitted to MA plans, adjudicated, and sent to us, we believe it will be several quarters before we will be able to accurately calculate the impact on medical claims expense from the COVID-19 pandemic. We do not believe, however, that the impact of medical claims related to COVID-19 that we have experienced to date will have a materially detrimental effect on our long-term financial performance.

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

Key Factors Affecting Our Performance

•

Adding New Patients in Existing Centers: Our ability to add new patients is a key indicator of the market’s recognition of the attractiveness of the Oak Street Platform, both to our patients and MA plan partners, and a key growth driver for the business. As we add patients to our existing centers, we expect these patients to contribute significant incremental economics to Oak Street Health as we leverage our fixed cost base at each center. We grow our patient base through our own internal sales and marketing efforts, which drive most of our new patient growth, as well as assignments from our MA plan partners. We grew our patient base from approximately 80,000 patients as of December 31, 2019 to approximately 89,500 as of September 30, 2020. Our growth during this period was more modest than we would have anticipated due to the measures we took to limit our outreach and marketing activities in response to the COVID-19 pandemic (see — COVID-19 Impact on our Business).

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

•

Contract with Payors: Our economic model relies on our capitated partnerships with payors which manage and market MA plans across the United States. In our short history, we have been able to establish strategic value-based relationships with 18 different payors as of September 30, 2020, including each of the top five national payors by number of MA patients. These existing contracts and relationships and our partners’ understanding of the value of our model reduces the risk of entering into new markets as we typically have payor contracts before entering a new market. Maintaining, supporting, and growing these relationships, particularly as we enter new geographies, is critical to our long-term success.

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

•

Seasonality to our Business: Our operational and financial results, including at-risk patient growth, per-patient revenue, and medical costs, will experience some variability depending upon the time of year in which they are measured. We typically experience the largest portion of our at-risk patient growth during the first quarter, when plan enrollment selections made during the prior Annual Enrollment Period (“AEP”) from October 15th through December 7th of the prior year take effect. Our per-patient revenue will generally decline over the course of the year. As the year progresses, our per-patient revenue declines as new patients join us typically with less complete or accurate documentation (and therefore lower risk-adjustment scores) and our attrition skews towards our higher-risk (and therefore greater revenue) patients. Finally, medical costs will vary seasonally depending on a number of factors, including the weather which can be a driver of certain illnesses, such as the influenza virus. We would therefore expect to see higher levels of per-patient medical costs in the first and fourth quarters. Medical costs also depend upon the number of business days in a period as periods with fewer business days will have lower medical costs all else equal.

•

Investments in Growth: We expect to continue to focus on long-term growth through investments in our centers, care model, and sales and marketing. In addition, we expect our corporate, general and administrative expenses to increase in absolute dollars for the foreseeable future to support our growth and because of additional costs of being a public company.

Executive Summary

The following table presents key financial statistics for the three and nine-months ended September 30, 2020 and 2019, respectively:

	Three-Months Ended		Nine-Months Ended
(dollars in thousands)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Centers	67	46	67	46
Total patients	89,500	70,000	89,500	70,000
At-risk	59,500	43,000	59,500	43,000
Fee-for-service	30,000	27,000	30,000	27,000
Total revenues	$217,896	$139,140	$634,062	$383,004
Loss from operations[1]	$(55,349)	$(31,586)	$(92,791)	$(59,878)
Net loss[1]	$(59,176)	$(33,424)	$(101,375)	$(63,508)
Platform contribution (Non-GAAP)[2]	$20,142	$4,140	$65,270	$27,313
Patient contribution (Non-GAAP)[2]	$57,225	$35,070	$174,068	$111,834
Adjusted EBITDA (Non-GAAP)[2]	$(22,813)	$(28,128)	$(49,091)	$(52,040)

1	Includes stock and unit-based compensation as shown in the table in the Results of Operations section below
2	See “—Non-GAAP Reconciliations” below for reconciliations to the most directly comparable financial measures calculated in accordance with GAAP and related disclosures

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

Total Patients

Total patients includes both at-risk MA patients (those patients for whom we are financially responsible for their total healthcare costs) as well as fee-for-service Medicare patients (those patients for whom our affiliated medical groups submit claims to the federal government for direct reimbursement under the Medicare program or to MA plans which we do not have value-based arrangements). We define our total at-risk patients as at-risk patients who have selected one of our affiliated medical groups as their provider of primary care medical services as of the end of a particular period. We define our total fee-for-service Medicare patients as fee-for-service Medicare patients who come to one of our centers for medical care at least once per year. A fee-for-service patient continues to be included in our patient count until the earlier to occur of (a) more than one year since the patient’s last visit, (b) the patient communicates a desire to stop receiving care from us or (c) the patient passes away.

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

Adjusted EBITDA

We define adjusted EBITDA as net loss excluding other income (expense), depreciation and amortization and stock and unit-based compensation. We include adjusted EBITDA in this Quarterly Report because it is an important measure upon which our management assesses and believes investors should assess our operating performance. We also consider adjusted EBITDA to be an important measure because it helps illustrate underlying trends in our business and our historical operating performance on a more consistent basis.

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

To supplement our consolidated financial statements presented on a GAAP basis, we disclose the following Non-GAAP measures: patient contribution, platform contribution and Adjusted EBITDA as these are performance measures that our management uses to assess our operating performance. Because patient contribution, platform contribution and Adjusted EBITDA facilitate internal comparisons of our historical operating performance on a more consistent basis, we use these measures for business planning purposes and in evaluating acquisition opportunities.

Patient and platform contribution are reconciled to loss from operations as the most directly comparable GAAP measure as set forth in the below tables under “Non-GAAP Reconciliations.” Adjusted EBITDA is reconciled to net loss as the most directly comparable GAAP measure as set forth in the below table under “Non-GAAP Reconciliations.”

Our definitions of patient contribution, platform contribution and Adjusted EBITDA may differ from the definition used by other companies and therefore comparability may be limited. In addition, other companies may not publish this or similar metrics. Thus, our Non-GAAP Financial Measures should be considered in addition to, not as a substitute for, or in isolation from, measures prepared in accordance with GAAP, such as net loss and loss from operations.

We provide investors and other users of our financial information with reconciliations of patient contribution, platform contribution and Adjusted EBITDA to loss from operations and net loss, respectively. We encourage investors and others to review our financial information in its entirety, not to rely on any single financial measure and to view patient contribution, platform contribution, and Adjusted EBITDA in conjunction with loss from operations and net loss, respectively.

Results of Operations

The following tables set forth our results of operations for the periods presented and as a percentage of our total revenues for those periods. Percentages presented in the following tables may not sum due to rounding.

Comparison of the three and nine-months ended September 30, 2020 and 2019

	Three-Months Ended			Nine-Months Ended
(dollars in thousands)	September 30, 2020	September 30, 2019	% Change	September 30, 2020	September 30, 2019	% Change
Revenues:
Capitated revenue	$211,789	$133,073	59%	$616,376	$371,456	66%
Other patient service revenue	6,107	6,067	1%	17,686	11,548	53%
Total revenues	217,896	139,140	57%	634,062	383,004	66%

Operating expenses:
Medical claims expense	154,564	98,003	58%	442,308	259,622	70%
Cost of care, excluding depreciation and amortization	43,190	36,997	17%	126,484	96,069	32%
Sales and marketing	15,474	12,002	29%	37,447	31,930	17%
Corporate, general and administrative (1)	57,136	21,671	164%	112,555	49,627	127%
Depreciation and amortization	2,881	2,053	40%	8,059	5,634	43%
Total operating expenses	273,245	170,726	60%	726,853	442,882	64%

Loss from operations	$(55,349)	$(31,586)	75%	$(92,791)	$(59,878)	55%

Other income/(expense)
Interest expense, net	(3,862)	(1,813)	113%	(8,736)	(3,689)	137%
Other	35	(25)	-240%	152	59	158%
Total other expense	(3,827)	(1,838)	108%	(8,584)	(3,630)	136%
Net loss	$(59,176)	$(33,424)	77%	$(101,375)	$(63,508)	60%

Net loss attributable to noncontrolling interests	64	224	-71%	498	152	228%
Net loss attributable to the Company	$(59,112)	$(33,200)	78%	$(100,877)	$(63,356)	59%

(1) Includes stock and unit-based compensation, as follows:	$29,655	$1,405	2011%	$35,641	$2,204	1517%

	For the Three-Months Ended September 30,		For the Nine-Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Capitated revenue	97%	96%	97%	97%
Other patient service revenue	3%	4%	3%	3%
Total revenues	100%	100%	100%	100%
Operating expenses:
Medical claims expense	71%	70%	70%	68%
Cost of care, excluding depreciation and amortization	20%	27%	20%	25%
Sales and marketing	7%	9%	6%	8%
Corporate, general and administrative	26%	16%	18%	13%
Depreciation and amortization	1%	1%	1%	1%
Total operating expenses	125%	123%	115%	116%
Loss from operations	(25)%	(23)%	(15)%	(16)%
Other income (expense):
Interest expense, net	(2)%	(1)%	(1)%	(1)%
Other	0%	(0)%	0%	0%
Total other (expense) income	(2)%	(1)%	(1)%	(1)%
Net loss	(27)%	(24)%	(16)%	(17)%
Net loss attributable to noncontrolling interests	0%	0%	0%	0%
Net loss attributable to the Company	(27)%	(24)%	(16)%	(17)%

Total revenues

	For the Three-Months Ended September 30,		Change		For the Nine-Months Ended September 30,		Change
(dollars in thousands)	2020	2019	$	%	2020	2019	$	%
Revenues:
Capitated revenue	$211,789	$133,073	$78,716	59%	$616,376	$371,456	$244,920	66%
Other patient service revenue	6,107	6,067	40	1%	17,686	11,548	6,138	53%
Total revenues	$217,896	$139,140	$78,756	57%	$634,062	$383,004	$251,058	66%

Capitated revenue was $211,789 for the three-months ended September 30, 2020, an increase of $78,716, or 59%, compared to $133,073 for the three-months ended September 30, 2019. This increase was driven primarily by a 38% increase in total patients under capitated arrangements and an increase of approximately 15% in capitated revenue rates primarily due to increased premiums from patients with a higher average level of acuity.

Capitated revenue was $616,376 for the nine-months ended September 30, 2020, an increase of $244,920, or 66%, compared to $371,456 for the nine-months ended September 30, 2019. This increase was driven primarily by a 38% increase in total patients under capitated arrangements and an increase of approximately 18% in capitated revenue rates primarily due to increased premiums from patients with a higher average level of acuity. Additionally, capitated revenue of $7,454 for the nine-months ended September 30, 2020 was recorded related to prior period capitation amounts primarily driven by higher than estimated acuity-related adjustments for the 2019 fiscal year.

Other patient service revenue was $6,107 for the three-months ended September 30, 2020, an increase of $40, or 1%, compared to $6,067 for the three-months ended September 30, 2020. Other patient service revenue was $17,686 for the nine-months ended September 30, 2020, an increase of $6,138, or 53%, compared to $11,548 for the nine-months ended September 30, 2019. These increases were driven primarily by higher care coordination and care management services revenue.

Medical claims expense

	For the Three-Months Ended September 30,		Change	For the Nine-Months Ended September 30,		Change
(dollars in thousands)	2020	2019	%	2020	2019	%
Medical claims expense	$154,564	$98,003	58%	$442,308	$259,622	70%
% of total revenues	71%	70%		70%	68%

Medical claims expense was $154,564 or 71% of total revenues for the three-months ended September 30, 2020, an increase of $56,561, or 58%, compared to $98,003 or 70% of total revenues for the three-months ended September 30, 2019. The increase was primarily due to a 38% increase in total patients under capitated arrangements and a 14% increase in cost per patient.

Medical claims expense was $442,308 or 70% of total revenues for the nine-months ended September 30, 2020, an increase of $182,686, or 70%, compared to $259,622 or 68% of total revenues for the nine-months ended September 30, 2019. The increase was primarily due to a 38% increase in total patients under capitated arrangements and a 20% increase in cost per patient. Additionally, medical claims expense of $11,364, or 3% of total medical claims expense, for the nine-months ended September 30, 2020 was the result of an increase in prior period incurred claims related to fiscal year 2019.

Cost of care, excluding depreciation and amortization

	For the Three-Months Ended September 30,		Change	For the Nine-Months Ended September 30,		Change
(dollars in thousands)	2020	2019	%	2020	2019	%
Cost of care, excluding depreciation and amortization	$43,190	$36,997	17%	$126,484	$96,069	32%
% of total revenues	20%	27%		20%	25%

Cost of care, excluding depreciation and amortization was $43,190 or 20% of total revenues for the three-months ended September 30, 2020, an increase of $6,193, or 17%, compared to $36,997 or 27% of total revenues for the three-months ended September 30, 2019. The increase was driven by increases in salaries and benefits of $6,097, occupancy costs of $1,814, and medical supplies of $2,283, due to increases in both the number of centers we operate and our patient base, partially offset by the recognition of the CARES Act provider relief funds of $3,938 to compensate for COVID-19 related expenses.

Cost of care, excluding depreciation and amortization was $126,484 or 20% of total revenues for the nine-months ended September 30, 2020, an increase of $30,415, or 32%, compared to $96,069 or 25% of total revenues for the nine-months ended September 30, 2019. The increase was driven by increases in salaries and benefits of $27,178, medical supplies of $3,060, and occupancy costs of $5,099, due to increases in both the number of centers we operate and our patient base, offset by the recognition of CARES Act provider relief funds of $4,722 to compensate for COVID-19 related expenses.

Sales and marketing

	For the Three-Months Ended September 30,		Change	For the Nine-Months Ended September 30,		Change
(dollars in thousands)	2020	2019	%	2020	2019	%
Sales and marketing	$15,474	$12,002	29%	$37,447	$31,930	17%
% of total revenues	7%	9%		6%	8%

Sales and marketing expense was $15,474 or 7% of total revenues for the three-months ended September 30, 2020, an increase of $3,472, or 29%, compared to $12,002 or 9% of total revenues for the three-months ended September 30, 2019. The increase was driven by net headcount growth of $452 and greater advertising spend of $3,020 to drive new patients to our clinics.

Sales and marketing expense was $37,447 or 6% of total revenues for the nine-months ended September 30, 2020, an increase of $5,517, or 17%, compared to $31,930 or 8% of total revenues for the nine-months ended September 30, 2019. The increase was driven by net headcount growth of $1,094 and greater advertising spend of $4,423 to drive new patients to our clinics.

Corporate, general and administrative

	For the Three-Months Ended September 30,		Change	For the Nine-Months Ended September 30,		Change
(dollars in thousands)	2020	2019	%	2020	2019	%
Corporate, general and administrative	$57,136	$21,671	164%	$112,555	$49,627	127%
% of total revenues	26%	16%		18%	13%

Corporate, general and administrative expense was $57,136 or 26% of total revenues for the three-months ended September 30, 2020, an increase of $35,465, or 164%, compared to $21,671 or 16% of total revenues for the three-months ended September 30, 2019. The increase was primarily driven by greater salaries and benefits of $34,197, which included an increase in share and unit-based compensation expense of $28,250 primarily due to the modification of vesting terms for existing equity awards that occurred post IPO; and occupancy and other costs of $1,268. The remainder of the increases in corporate, general and administrative expense were primarily to support the continued growth of our business.

Corporate, general and administrative expense was $112,555 or 18% of total revenues for the nine-months ended September 30, 2020, an increase of $62,928, or 127%, compared to $49,627 or 13% of total revenues for the nine-months ended September 30, 2019. The increase was primarily driven by greater salaries and benefits of $52,530, which includes an increase in share and unit-based compensation expense of $33,437 primarily due to the modification of vesting terms for existing equity awards that occurred post IPO and new equity issuances; greater legal and professional services of $6,432 and greater occupancy and other costs of $3,966 to support the growth of our business.

Depreciation and amortization

	For the Three-Months Ended September 30,		Change	For the Nine-Months Ended September 30,		Change
(dollars in thousands)	2020	2019	%	2020	2019	%
Depreciation and amortization	$2,881	$2,053	40%	$8,059	$5,634	43%
% of total revenues	1%	1%		1%	1%

Depreciation and amortization expense was $2,881 or 1% of total revenues for the September 30, 2020, an increase of $828, or 40%, compared to $2,053 or 1% of total revenues for the September 30, 2019. Depreciation and amortization expense was $8,059 or 1% of total revenues for the nine-months ended September 30, 2020, an increase of $2,425, or 43%, compared to $5,634 or 1% of total revenues for the nine-months ended September 30, 2019. The increases were primarily due to capital expenditures purchased to support the continued growth of our business.

Other (expense) income

	For the Three-Months Ended September 30,		Change		For the Nine-Months Ended September 30,		Change
(dollars in thousands)	2020	2019	$	%	2020	2019	$	%
Other income (expense):
Interest expense, net	$(3,862)	$(1,813)	$(2,049)	113%	$(8,736)	$(3,689)	$(5,047)	137%
Other	35	(25)	60	(240)%	152	59	93	158%
Total other (expense) income	$(3,827)	$(1,838)	$(1,989)	108%	$(8,584)	$(3,630)	$(4,954)	136%

Interest expense was $3,862 for the three-months ended September 30, 2020, an increase of $2,049, or 113%, compared to $1,813 for the three-months ended September 30, 2019. Interest expense was $8,736 for the nine-months ended September 30, 2020, an increase of $5,047 compared to $3,689 for the nine-months ended September 30, 2019. The increases were primarily due to the payoff of outstanding debt and related interest from the Hercules Loan Agreement on August 11, 2020.

Net loss

	For the Three-Months Ended September 30,		Change		For the Nine-Months Ended September 30,		Change
(dollars in thousands)	2020	2019	$	%	2020	2019	$	%
Net loss	$(59,176)	$(33,424)	$(25,752)	77%	$(101,375)	$(63,508)	$(37,867)	60%

Net loss decreased primarily due to increased operating expenses, partially offset by increased revenues. The increase in total operating expenses was primarily due to medical claims expense, cost of care, excluding depreciation and amortization, and corporate salaries and benefits, in particular share and unit-based compensation, as we continue to expand our number of centers and our team to support our growth and prepared to become a public company.

Non-GAAP Reconciliations

The following table provides a reconciliation of loss from operations, the most closely comparable GAAP financial measure, to patient contribution.

	Three-Months Ended		Nine-Months Ended
(dollars in thousands)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Loss from operations	$(55,349)	$(31,586)	$(92,791)	$(59,878)
Other patient service revenue	(6,107)	(6,067)	(17,686)	(11,548)
Cost of care, excluding depreciation and amortization	43,190	36,997	126,484	96,069
Sales and marketing	15,474	12,002	37,447	31,930
Corporate, general and administrative expenses	57,136	21,671	112,555	49,627
Depreciation and amortization	2,881	2,053	8,059	5,634
Patient contribution	$57,225	$35,070	$174,068	$111,834

The following table provides a reconciliation of loss from operations, the most closely comparable GAAP financial measure, to platform contribution:

	Three-Months Ended		Nine-Months Ended
(dollars in thousands)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Loss from operations	$(55,349)	$(31,586)	$(92,791)	$(59,878)
Depreciation and amortization	2,881	2,053	8,059	5,634
Corporate, general and administrative	57,136	21,671	112,555	49,627
Sales and marketing	15,474	12,002	37,447	31,930
Platform contribution	$20,142	$4,140	$65,270	$27,313

The following table provides a reconciliation of net loss, the most closely comparable GAAP financial measure, to Adjusted EBITDA:

	Three-Months Ended		Nine-Months Ended
(dollars in thousands)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Net loss	$(59,176)	$(33,424)	$(101,375)	$(63,508)
Other expense	3,827	1,838	8,584	3,630
Depreciation and amortization	2,881	2,053	8,059	5,634
Stock and unit-based compensation	29,655	1,405	35,641	2,204
Adjusted EBITDA	$(22,813)	$(28,128)	$(49,091)	$(52,040)

Liquidity and Capital Resources

Overview

Historically, we have financed our operations through private placements of our equity securities, payments received from various payors, through the issuance of a note payable to Hercules, and most recently, the IPO. As of September 30, 2020, we had cash, restricted cash and cash equivalents of $485,022. Our cash and cash equivalents primarily consist of highly liquid investments in money market funds and cash. Since our inception and through September 30, 2020, we have generated significant operating losses from our operations as reflected in our accumulated deficit and negative cash flows from operations.

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

Changes in Cash Flows

The following table presents a summary of our consolidated cash flows from operating, investing and financing activities for the periods indicated.

	Nine-Months Ended
(dollars in thousands)	September 30, 2020	September 30, 2019
Net cash used in operating activities	$(22,355)	$(20,914)
Net cash used in investing activities	(12,564)	(20,326)
Net cash used in financing activities	477,688	33,603
Net change in cash	$442,769	$(7,637)

Operating Activities

For the nine-months ended September 30, 2020, net cash used in operating activities was $22,355, an increase of $1,441 compared to net cash used in operating activities of $20,914 for the nine-months ended September 30, 2019. The principal contributors to the year-over-year change in the operating cash flows were as follows:

•

A net decrease of $126 in net loss and non-cash charges and credits, primarily due to increased stock and unit-based compensation, amortization of debt issuance costs and depreciation and amortization offset by an increase in net loss for the business, as noted above under “Results of Operations;” and

•	An increase of $1,567 in cash outflows related to operating assets and liabilities resulting from
•	Changes in accounts receivable due to the timing of collections and the growth in the number of at-risk patients;
•	Changes in liability for unpaid claims due to the growth in the number of at-risk patients; and
•	Changes in accrued compensation and benefits due to the payment of employee bonuses.

Investing Activities

For the nine-months ended September 30, 2020, net cash used in investing activities was $12,564, a decrease of $7,762 compared to net cash used in investing activities of $20,326 for the nine-months ended September 30, 2019 due to a slowdown in capital expenditures at the beginning of 2020 related to the deferral of opening dates for new centers due to the COVID-19 pandemic.

Financing Activities

Cash provided by financing activities for the nine-months ended September 30, 2020 was $477,688 primarily due to IPO net proceeds of $352,381, $224,362 of net proceeds from the issuance of redeemable investor units and $5,943 of capital contributions from non-controlling interests, partially offset by the $19,393 payment for repurchases of units as a result of the completed tender offer and the $85,563 in debt payments discussed in Notes 10 and 13 of Oak Street Health, Inc.’s financial statements included in this Quarterly Report on Form 10-Q.

Cash provided by financing activities for the nine-months ended September 30, 2019 was $33,603 primarily due to $29,457 of proceeds from long-term debt, $2,646 of capital contributions from non-controlling interests and $1,500 of proceeds from the issuance of redeemable investor units.

Contractual Obligations and Commitments

As of September 30, 2020, our contractual obligations are summarized in the table below.

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Note Payable - principal	-	-	-	-	-
Note Payable - interest	-	-	-	-	-
Operating Lease Obligations	161,374	14,530	29,728	27,268	89,848
Other Obligations	9,888	2,684	4,975	1,414	815
Total	171,262	17,214	34,703	28,682	90,663

Off-Balance Sheet Obligations

As of September 30, 2020, we did not have any significant off-balance sheet arrangements.

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

For a description of our policies regarding our critical accounting policies, see “Critical Accounting Policies” in the IPO Prospectus. There have been no significant changes in our critical accounting estimate policies or methodologies to our condensed consolidated financial statements.

Recently Adopted Accounting Pronouncements

For a description of recently issued accounting pronouncements, see Note 1 to Oak Street Health, Inc. condensed consolidated financial statements.

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

ITEM 3. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have operations within the United States, and we are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of exposure due to potential changes in inflation or interest rates. We do not hold financial instruments for trading purposes.

Interest Rate Risk

As of September 30, 2020, we had cash, cash equivalents and restricted cash of $485,022, which are held for working capital purposes. We do not make investments for trading or speculative purposes. As of September 30, 2020, we had total outstanding debt of $0 as we paid off our debt and related interest and prepayment penalties on August 11, 2020; our previous Hercules Debt Agreement bore interest at a floating rate equal to the greater of (a) 9.75% or (b) the sum of the prime rate plus 5.00%.

Inflation Risk

Based on our analysis of the periods presented, we do not believe that inflation has had a material effect on our operating results. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of September 30, 2020.

Changes to our Internal Controls over Financial Reporting

There were no material changes in our internal control over financial reporting during the three and nine-months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As a result of the COVID-19 pandemic, certain employees began working remotely in March 2020. We have not identified any material changes in our internal control over financial reporting as a result of these changes to the working environment, in part because our internal control over financial reporting was designed to operate in a remote working environment. We are continually monitoring and assessing the COVID-19 situation to determine any potential impact on the design and operating effectiveness of our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 15, Commitments- Litigation and Contingencies to Oak Street Health, Inc.’s Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

In response to the COVID-19 pandemic, in the first nine months of 2020, we deferred new center openings through June 2020, temporarily closed all of our corporate offices, and enabled our entire corporate work force to work remotely. We also made operational changes to the staffing and operations of our centers, which remain open as “essential” businesses, to minimize potential exposure to COVID-19. We have also implemented travel restrictions for non-essential business. If the COVID-19 pandemic worsens, especially in regions where we have offices or centers, our business activities originating from affected areas could be adversely affected. Disruptive activities could include business closures in impacted areas, further restrictions on our employees’ and service providers’ ability to travel, impacts to productivity if our employees or their family members experience health issues, and potential delays in hiring and onboarding of new employees. We may take further actions that alter our business operations as may be required by local, state, or federal authorities or that we determine are in the best interests of our employees. Such measures could negatively affect our sales and marketing efforts, sales cycles, employee productivity, or customer retention, any of which could harm our financial condition and business operations.

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

Also under the CARES Act, the U.S. Department of Health and Human Services distributed Medicare Grants to healthcare providers to offset the impacts of COVID-19 related expenses and lost revenues, also known as the Provider Relief Funds. Grants received are subject to the terms and conditions of the program, including that such funds may only be used to prevent, prepare for, and respond to COVID-19 and will reimburse only for health care related expenses or lost revenues that are attributable to COVID-19. Recipients are not required to repay these funds, provided that they attest to and comply with certain terms and conditions, including not using the funds to reimburse expenses or losses that other sources are obligated to reimburse. As of the date of the filing of this report, we have received $8,447 in grants from the Provider Relief Funds. We will continue to monitor our compliance with the terms and conditions of the Provider Relief Funds, including demonstrating that the distributions received have been used for healthcare-related expenses or lost revenue attributable to COVID-19. If we are unable to attest to or comply with current or future terms and conditions our ability to retain some or all of the distributions received may be impacted.

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

To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in the “Risk Factors” section of our IPO Prospectus, including but not limited to those relating to cyber-attacks and security vulnerabilities, interruptions or delays due to third-parties, or our ability to raise additional capital or generate sufficient cash flows necessary to fulfill our obligations under our existing indebtedness or to expand our operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the three-months ended September 30, 2020.

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

In aggregate, the shares issued in the IPO generated $351,229 in net proceeds, which amount is net of $22,641 in underwriters’ discounts and commissions and offering costs of $3,474. No offering expenses were paid directly or indirectly to any of our officers or directors (or their associates) or persons owning 10% or more of any class of our equity securities or to any other affiliates. As of September 30, 2020, approximately $2,322 of expenses incurred in connection with our IPO had been paid.

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

10.8	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Form S-1 filed on July 10, 2020).

10.9+	Oak Street Health, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form S-8 filed on August 10, 2020).

10.10+	Oak Street Health, Inc. 2020 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.6 to the Company’s Form S-8 filed on August 10, 2020).

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2020, filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2020, filed herewith.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, filed herewith.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, filed herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates a management contract or compensatory plan or agreement.
§	Exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K and will be provided on a supplemental basis to the Securities and Exchange Commission upon request.
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

Oak Street Health, Inc. (Registrant)

Date: November 9, 2020	By:	/s/Timothy Cook
Timothy Cook
Chief Financial Officer (Principal Financial Officer)