Form 10-K
period 2020-12-31
Oak Street Health, Inc.
filed 2021-03-10
CIK 1564406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-39427

Oak Street Health, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	84-3446686
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
30 W. Monroe Street, Suite 1200 Chicago, Illinois 60603	60603
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (312) 733-9730

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 per share par value	OSH	NYSE

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐  NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  YES ☐  NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).  YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☒

The registrant was not a public company as of the last business day of its most recently completed second fiscal quarter and therefore, cannot calculate the aggregate market value of its common stock held by non-affiliates as of such date.

The number of shares of Registrant’s Common Stock outstanding as of March 4, 2021 was 240,747,470.

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980)

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the information called for by Part III of this Annual Report on Form 10-K is hereby incorporated by reference from the definitive proxy statement for the Registrant’s annual meeting of stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the Registrant’s fiscal year ended December 31, 2020.

i

FORWARD-LOOKING STATEMENTS

Throughout this Annual Report on Form 10-K, we make “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements describe future expectations, plans, results or strategies and can often be identified by the use of terminology such as “may,” “will,” “estimate,” “intend,” “plan,” “continue,” “believe,” “expect,” “anticipate,” “target,” “should,” “could,” “potential,” “opportunity,” “goal” or similar terminology. The forward-looking statements contained in this Annual Report on Form 10-K are generally located in the material set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” but may be found in other locations as well. These statements are based upon management’s current expectations, assumptions and estimates and are not guarantees of timing, future results or performance. Therefore, you should not rely on any of these forward-looking statements as predictions of future events. Actual results may differ materially from those contemplated in these statements due to a variety of risks and uncertainties and other factors, including, among other things:

•	our history of net losses and our ability to achieve or maintain profitability in an environment of increasing expenses;
•

the impact of the Coronavirus disease 2019 (“COVID-19”) pandemic or any other pandemic, epidemic or outbreak of an infectious disease in the United States or worldwide on our business, financial condition and results of operations;

•	the effect of our relatively limited operating history on investors’ ability to evaluate our current business and future prospects;
•	the viability of our growth strategy and our ability to realize expected results;
•	our ability to attract new patients;
•	the dependence of our revenues and operations on a limited number of key payors;
•	the risk of termination or non-renewal of the Medicare Advantage contracts held by the health plans with which we contract, or the termination or non-renewal of our contracts with those plans;
•	the impact on our business from changes in the payor mix of our patients and potential decreases in our reimbursement rates;
•	our ability to manage our growth effectively, execute our business plan, maintain high levels of service and patient satisfaction and adequately address competitive challenges;
•	our ability to compete in the healthcare industry;
•	our ability to timely enroll new physicians and other providers in governmental healthcare programs before we can receive reimbursement for their services;
•	the impact on our business of reductions in Medicare reimbursement rates or changes in the rules governing the Medicare program;
•	our dependence on reimbursements by third-party payors and payments by individuals;
•	our assumption under most of our agreements with health plans of some or all of the risk that the cost of providing services will exceed our compensation;
•	the impact on our business of renegotiation, non-renewal or termination of capitation agreements with health plans;
•	risks associated with estimating the amount of revenues and refund liabilities that we recognize under our risk agreements with health plans;
•	the impact on our business of security breaches, loss of data or other disruptions causing the compromise of sensitive information or preventing us from accessing critical information;
•	our ability to develop and maintain proper and effective internal control over financial reporting;
•	the impact on our business of disruptions in our disaster recovery systems or management continuity planning;
•	the potential adverse impact of legal proceedings and litigation;
•	the impact of reductions in the quality ratings of the health plans we serve;
•	the risk of our agreements with the physician equity holder of our practices being deemed invalid;
•	our ability to maintain and enhance our reputation and brand recognition;
•	our ability to effectively invest in, implement improvements to and properly maintain the uninterrupted operation and data integrity of our information technology and other business systems;
•	our ability to obtain, maintain and enforce intellectual property protection for our technology;
•	the potential adverse impact of claims by third parties that we are infringing on or otherwise violating their intellectual property rights;
•	our ability to protect the confidentiality of our trade secrets, know-how and other internally developed information;

•	the impact of any restrictions on our use of or ability to license data or our failure to license data and integrate third-party technologies;
•	risks associated with our use of “open-source” software;
•	our dependence on our senior management team and other key employees;
•	the concentration of our primary care centers in Illinois, Michigan, Pennsylvania, Ohio, Texas and Indiana;
•	the impact on our business as a result of an economic downturn;
•	our ability to attract and retain highly qualified personnel;
•	our management team’s limited experience managing a public company;
•	the impact on our business of the termination of our leases, increases in rent or inability to renew or extend leases;
•	the impact of failures by our suppliers, material price increases on supplies, lack of reimbursement for drugs we purchase or limitations on our ability to access new technology or products;
•	our ability to maintain our corporate culture;
•	the impact of competition for physicians and nurses, shortages of qualified personnel and related increases in our labor costs;
•	our ability to attract and retain the services of key primary care physicians;
•	the risk that our submissions to health plans may contain inaccurate or unsupportable information regarding risk adjustment scores of members;
•	our ability to accurately estimate incurred but not reported medical expense;
•	the impact of negative publicity regarding the managed healthcare industry;
•	the impact of state and federal efforts to reduce Medicaid spending;
•	the impact on our centers of adverse weather conditions and other factors beyond our control; and
•	other factors disclosed in the section entitled “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

We derive many of our forward-looking statements from our operating budgets and forecasts, which are based on many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are disclosed under the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements as well as other cautionary statements that are made from time to time in our other SEC filings and public communications. You should evaluate all forward-looking statements made in this Annual Report on Form 10-K in the context of these risks and uncertainties.

We caution you that the important factors referenced above may not contain all of the factors that are important to you. In addition, we cannot assure you that we will realize the results or developments we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our operations in the way we expect. The forward-looking statements included in this Annual Report on Form 10-K are made only as of the date hereof. We undertake no obligation to update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

PART I

Item 1. Business

Overview

Oak Street Health, Inc. (collectively referred to as “Oak Street Health,” “OSH,” “we,” “us,” “our,” or the “Company”) was formed as a Delaware corporation on October 22, 2019 for the purpose of completing a public offering and related restructuring transactions (collectively referred to as the “IPO”) in order to carry on the business of Oak Street Health, LLC (“OSH LLC”) and its affiliates. As the managing member of OSH LLC, Oak Street Health, Inc. operates and controls all of the business affairs of OSH LLC and its affiliates. Following the IPO, Oak Street Health, Inc. consolidates the financial results of OSH LLC. For further discussion related to the IPO, see Note 1 in Part IV Item 15. Our common stock trades on the New York Stock Exchange (“NYSE”) under the ticker symbol “OSH.”

The Company operates primary care centers within the United States serving Medicare beneficiaries. The Company, through its centers and management services organization, combines an innovative care model with superior patient experience. The Company invests resources into primary care to prevent unnecessary acute events and manage chronic illnesses. The Company engages Medicare eligible patients through the use of an innovative community outreach approach. Once patients are engaged, the Company integrates population health analytics, social support services and primary care into the care model to drive improved outcomes. The Company contracts with health plans to generate medical costs savings and realize a return on its investment in primary care. As of December 31, 2020, the Company operated 79 centers in 16 markets across 11 states, which provided care for approximately 97,000 patients. We, together with our affiliated physician practice organizations, employed approximately 3,200 team members, including approximately 300 primary care providers. Our operations are organized and reported under one segment.

Mission

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

•	Our value-based relationships. Our value-based capitation contracts reward us for providing high- quality care rather than driving a high volume of services.

Organization

•

We operate through our direct and indirect subsidiaries, primarily, Oak Street Health MSO, LLC (“OSH MSO”). OSH MSO operates as a management services organization and is in the business of providing management and other administrative services to our affiliated physician practice organizations under long-term management and/or administrative services agreements (“MSAs”), pursuant to which OSH MSO manages certain non-medical services for the physician practice organizations and has authority over all non-medical decision making related to ongoing business operations.

•

We operate one Accountable Care Organization (“ACO”) that participates in the Medicare Shared Saving Program to serve the Medicare fee-for-service (“FFS”) population known as Acorn Network, LLC, a wholly owned subsidiary of OSH MSO.

•

Some states have laws that prohibit business entities with non-physician owners from practicing medicine, which are generally referred to as the corporate practice of medicine. States that have corporate practice of medicine laws require only physicians to practice medicine, exercise control over medical decisions or engage in certain arrangements with other physicians, such as fee-splitting.
•

Therefore, in addition to our subsidiaries, we mainly operate by maintaining long-term management services agreements with our affiliated physician practice organizations, which are owned, directly or indirectly, and operated by Dr. Griffin Myers, one of our founders and our Chief Medical Officer, and which employ or contract with additional physicians to provide medical services. Under such agreements, we provide and perform non-medical management and administrative services, including financial management, information systems, marketing, risk management and administrative support.

•

We have entered into MSAs with several affiliated professional organizations, including Oak Street Health Physicians Group, PC; OSH-RI Physicians Group, PC; OSH-MI Physicians Group, PC; OSH-NJ Physicians Group, PC; OSH-IL Physicians Group, PC; OSH-OH Physicians Group, LLC; OSH-PA Physicians Group, PC; Oak Street Health of Texas, PLLC; OSH-IN Physicians Group, PC; Griffin Myers Medical, PC and Oak Street Health Physicians Group of Mississippi, LLC (each, a “PC”). These affiliated PCs contract with various managed care organizations or licensed health care service plans, each of which pays a fixed capitation payment to that particular PC. In return, that PC provides health care services by employing physicians and other providers of primary care services. The applicable PC assumes the financial risk of the cost of delivering health care services in excess of the fixed amounts received. The risk is subject to stop-loss provisions. The physicians employed by the PC are exclusively in control of, and responsible for, all aspects of the practice of medicine for their patients. In accordance with relevant accounting guidance, each of these PCs is determined to be a variable interest entity (“VIE”) of Oak Street Health as Oak Street Health has the ability, through the MSA, to direct the activities (excluding clinical decisions) that most significantly affect the PC’s economic performance. Therefore, all PCs are consolidated in the accompanying financial statements.

•	Lastly, we are the majority interest owner in three joint ventures: OSH-PCJ Joliet, LLC; OSH-RI, LLC and OSH-ESC Joint Venture, LLC, which are consolidated in the accompanying financial statements.

Industry Overview, Challenges and our Opportunity

According to the Centers for Medicare & Medicaid Services (“CMS”), healthcare spending in the United States reached nearly $3.8 trillion, and Medicare accounted for $800 billion of spending in 2019. We believe the core addressable market for the Oak Street Platform is approximately 27 million Medicare eligibles in our target demographic, which we believe represents an approximate $325 billion annual industry revenue opportunity. We determine the core addressable market by multiplying an estimate of average annual revenue of $12,000 per member, which is derived from our experience and industry knowledge and which we believe represents a reasonable national assumption, by the number of Medicare eligibles in our target markets. Average spending on Medicare is projected by CMS to grow approximately 7% annually, driven primarily by the aging United States population as well as the high prevalence of chronic conditions and the associated cost of care for these conditions among the Medicare eligible population.

We reimagined the approach to caring for a patient population with a high prevalence of chronic conditions and purpose-built the Oak Street Platform to improve health outcomes and combat wasteful spending. The Oak Street Platform consists of (i) Our Centers, (ii) Our Interdisciplinary Care Teams, (iii) Canopy: Our Purpose- Built, End-to-End Technology and (iv) Our Care Delivery Approach (further discussed below).

Although we have incurred net losses since inception, we believe that the Oak Street Platform has enabled us to create a healthcare model where all constituencies involved have the ability to “Win.” Our patients, payors and providers are incentivized to adopt the Oak Street Platform and each has the potential to benefit in a meaningful way.

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

We believe we can translate these “Wins” into economic benefits. Since 2016, our performance has been driven by our multi-year, contractual arrangements with payors on a per patient, per month (“PPPM”) basis, which create recurring revenue streams and provide significant visibility into our financial growth trajectory. By focusing on interventions that keep our patients healthy, we can capture the cost savings the Oak Street Platform creates and reinvest them in our care model. We believe these investments lead to better outcomes and improved patient experiences, which will drive further cost savings, power patient retention and enable us to attract new patients. We believe increasing cost savings over a growing patient population will deliver an even greater surplus to the organization, enabling us to reinvest to scale and fund new centers, progress our care model and enhance our technology.

We have demonstrated an ability to rapidly scale, expanding our model to a network of 79 centers, in 16 markets across 11 states, which provided care for approximately 97,000 patients as of December 31, 2020, of which approximately 66% are under capitation arrangements (which we refer to as “at-risk patients”) and approximately 34% are fee-for-service, although fee-for-service accounted for less than 1% of our revenues for the year ended December 31, 2020. As of December 31, 2020, we, together with our affiliated physician practice organizations, employed approximately 3,200 team members, including approximately 300 primary care providers. For the years ended December 31, 2020 and 2019, our total revenues were $882.8 million and $556.6 million, respectively, representing a year-over-year growth rate of 59%.

The U.S. healthcare system is at a transition point in its evolution

Unsustainable and rising healthcare costs

Healthcare spending in the United States reached nearly $3.8 trillion in 2019 according to CMS, representing approximately 17.7% of U.S. Gross Domestic Product (“GDP”). The United States spent approximately $11,500 per person on healthcare in 2019, more than any other country in the world and twice the OECD average. Healthcare expenditures are particularly concentrated in the Medicare-eligible population due to the high rate of chronic conditions. While representing only 15% of the United States population, the 65 and older age group accounted for 34% of all healthcare spending in 2014, with an average spend of $19,098 per person. Additionally, two-thirds of the Medicare population lives with two or more chronic health conditions, and treatment of these conditions represents 96% of Medicare spending.

Prevalence of wasteful spending and sub-optimal outcomes

A 2019 study estimated that approximately 25% of all healthcare spending is for unnecessary services, excessive administrative costs, fraud and other problems creating waste, implying approximately $760 billion to $935 billion of annual wasteful spending at current levels.

In 2017, hospital care accounted for the largest portion of healthcare spending in the United States, representing 33% of the total. In 2018, over 60% of Medicare expenditures (including both Medicare Part A spend and Medicare Part B institutional spend), or approximately $455 billion, were dedicated to hospitalization, compared to only approximately 3% dedicated to primary care. Proper management of chronic conditions can significantly reduce the incidence of acute episodes, which are the main drivers of trips to the emergency room and hospitalization, particularly among the elderly.

Despite high levels of spending, the United States healthcare system struggles to produce better health outcomes and to keep doctors and patients satisfied. Life expectancy in the United States was 78.6 years in 2017, compared to 82.2 years in comparable developed countries, and patient satisfaction with the healthcare system is low, as evidenced by a Net Promoter Score of 3 for the average provider, as shown in a 2015 Advisory Board survey.

New payment structures have begun to address the problem

Policymakers and healthcare experts generally acknowledge the fundamental challenges and opportunities for improvement in the delivery of healthcare in the United States. Historically, healthcare delivery was centered around reactive care to acute events, which resulted in the development of a fee-for-service payment model. By linking payments to volume of encounters and pricing for higher complexity interventions, the fee-for-service model does not reward prevention but rather unintentionally incentivizes the treatment of acute care episodes as they occur. Policymakers have responded by creating programs like MA and pushing for transitions to value- based reimbursements.

•

Medicare Advantage. MA works as an alternative to traditional fee-for-service Medicare. In MA, CMS pays health plans a monthly sum per member to manage all health expenses of a participating member. This provides the health plans with an incentive to deliver lower-cost, high-quality care.

•

Value-based payments. Value-based refers to the goal of incentivizing healthcare providers to simultaneously increase quality while lowering the cost of care. In January 2015, the United States Department of Health and Human Services (“HHS”) announced a goal of tying 30% and 50% of all Medicare payments to value through alternative payment models by the end of 2016 and 2018, respectively. In addition, while not a policy-setting body, the Health Care Payment Learning & Action Network, an active group of public and private healthcare leaders, indicated in October of 2019 its desire to move 100% of Medicare payments to being tied to value-based care by 2025. Additionally, the Center for Medicare and Medicaid Innovation recently announced a Direct Contracting Model set to begin in April 2021 for the first performance year to create value-based payment arrangements directly with provider groups for their current Medicare fee-for-service patients similar to the value-based contracts that we enter into with our MA partners.

Legacy healthcare delivery infrastructure has been unable to transition from reactive and episodic care to proactive and comprehensive care models

In order for shifts to value-based payment models to drive meaningful results, there must be a corresponding shift in care delivery models. To date, such care delivery models have been slow to develop. While there has been significant investment by providers, payors and technology companies in developing solutions to drive higher quality and lower cost of care, these investments have not resulted in meaningful change within a healthcare delivery infrastructure that remains optimized for the fee-for-service model.

In order to maintain economically viable practices in a fee-for-service payment model, typical primary care providers:

•	need to see an ever-increasing number of patients per day with limited support from staff, which limits time spent with each patient during office visits;
•

experience time constraints that restrict their ability to engage with patients outside of office visits, which is a key component of ensuring that patients continue to proactively manage their health and do not fall through the cracks of the healthcare system; and

•

experience financial constraints that limit their ability to invest in technology and provide patients with many of the supplemental services they need, such as home-based primary care, medication management and behavioral health services.

Advances in technology have disrupted multiple industries when the technology was thoughtfully applied and integrated. These new business models, systems and approaches have replaced legacy offerings and driven significant changes in consumer behavior. We believe that an integrated, value-based care platform enabled by data and technology has the potential to similarly revolutionize the healthcare industry.

The COVID-19 pandemic has highlighted challenges with the current legacy healthcare delivery system. As healthcare providers were faced with dwindling fee-for-service visits in light of the stay-at-home orders and general patient fear, the revenues of traditional healthcare providers plummeted thereby putting a strain on those providers and their ability to provide needed care for their patients.

Our Market Opportunity

We have designed the Oak Street Platform to bring technology-enabled, value-based care to the Medicare- eligible population, which represents the highest proportion of healthcare spending in the United States. We target populations of Medicare beneficiaries in high-density urban and suburban areas and further refine our target markets by utilizing socioeconomic data to target areas suffering from poor care quality and higher unnecessary spend.

As of 2018, there were approximately 60 million Medicare beneficiaries in the United States, with an additional 10,000 individuals reaching the age of eligibility every day. Healthcare spending in the United States reached nearly $3.8 trillion and Medicare accounted for $800 billion of spending in 2019. We estimate our addressable market of Medicare eligibles, based on the criteria set out above, to be 27 million patients. Based upon our experience and industry knowledge, we estimate average annual revenue of $12,000 per member. Multiplying this figure by the number of Medicare eligibles in our target markets, we arrive at what we believe is an annual total addressable market size of approximately $325 billion.

The Oak Street Platform is Re-Defining Primary Care

We reimagined the approach to caring for a patient population with a high prevalence of chronic conditions and purpose-built the Oak Street Platform to improve our patients’ health outcomes and combat wasteful spending, providing a higher-quality alternative to the status quo. Our Oak Street Platform consists of (i) Our Centers, (ii) Our Interdisciplinary Care Teams, (iii) Canopy: Our Purpose-Built, End-to-End Technology and (iv) Our Care Delivery Approach.

Our Centers

Our novel approach starts with retail-like, community-based centers that implement a branded and consumer-focused design to create a welcoming environment that engages our patients. These centers are leased or licensed by OSH MSO or an affiliated entity and, pursuant to the terms of certain contractual relationships between OSH MSO and our affiliated medical practices, made available for use by the medical practices in the provision of primary care services. While traditional healthcare facilities are often located in medical office buildings that are removed from where patients spend a majority of their time, we target locations in highly accessible, convenient locations close to where our patients live. Each of our centers has a consistent look and feel, which we believe differentiates Oak Street and contributes to our success in acquiring patients.

Our Interdisciplinary Care Teams

We utilize a team-based approach in our patient-focused primary care delivery model and staff interdisciplinary care teams (“Care Team”) to execute our model. Each Care Team is led by a Primary Care Physician or Nurse Practitioner who is partnered with a Registered Nurse, a Medical Assistant and a Scribe to deliver value-based, coordinated care. As a center grows, we increase the number of Care Teams serving that center in order to keep the average number of patients per Care Team low to ensure optimal care quality and patient experience.

Our Care Teams are trained in preventive and comprehensive care designed to address the whole person, across medical, social and behavioral attributes, in a welcoming and friendly manner. Our Care Teams meet daily to discuss their approach for each patient they will see that day and have weekly and monthly planning and review sessions for their sickest patients to assess their progress and determine the next steps in improving their health. Care is provided in several different ways, including face-to-face visits, telehealth visits, remote patient monitoring and in-home care.

Canopy: Our Purpose-Built, End-to-End Technology

Canopy is a key driver of the success of our care model and underlies every aspect of our day-to-day patient engagement and workflows. Canopy comprises of internally developed software that connects a suite of population health analytics and technology applications designed to fit seamlessly into our care delivery model and Care Team virtual and in-person workflows.

Our position in the healthcare ecosystem allows Canopy to access and capture an immense amount of data about our patients from a broad set of sources, including payor claims data, pharmacy data and medical records from hospitals and specialists. Canopy enhances our ability to quickly structure and sort these disparate data sets to develop a comprehensive view of both our patients and our target demographic across medical, behavioral and social health attributes. We leverage artificial intelligence and machine learning capabilities to create and refine our clinical rules engine (predictive models and prescriptive algorithms) that informs care delivery and addresses hospital admissions and readmissions, medical costs and patient retention. Our algorithms are internally developed and optimized for the primary care setting, undergo rapid iteration cycles and benefit from clinician partnership and input.

When paired with our operational expertise, we believe Canopy is a key driver in our ability to scale our platform quickly and consistently, while delivering evidence-based care in a value-based model.

Our Care Delivery Approach

Our care delivery approach consists of three core components:

•

Personalized Primary Care. We provide preventative care addressing the needs of the whole person— medical, social and behavioral. Upon joining Oak Street Health, our patients undergo a structured geriatric assessment to understand their care needs. We input these assessments, along with other available data, into Canopy, which analyzes multiple patient risk factors using our internally developed algorithms to stratify patients by the risk of their experiencing an acute event. Based on this analysis, we create a tailored, individualized care plan that determines the ideal frequency of primary care visits and use of disease-specific programs. Our patients experience the results of this differentiated approach through approximately eight physician visits per year, significantly more visits than a patient can expect with a typical primary care physician, with our sickest patients being seen even more frequently. In addition, we manage the total number of patients assigned to a Care Team at each center to allow each Care Team to spend more time with their patients and reduce wait times.

•

Proactive Patient Health Management. In addition to spending more time with our patients, our smaller ratio of patients to Care Teams allows our physicians to reserve time daily to review their patients’ care plans and each week conduct a deeper dive on high-risk patients. The Oak Street Platform leverages Canopy’s robust data and analytics to generate insights, which are fed into our custom-built workflow applications in order to identify additional actions to take, gaps to close and interventions to perform on our patients. This systematic review of each of our patients is designed to ensure that once a Medicare member becomes an Oak Street patient, they stay current with their recommended health management plan, do not fall through the cracks of the healthcare systems and therefore remain on the path to better health.

•

Enhanced Clinical Services. Using Canopy’s internally developed algorithms, we identify high-risk patients with specific needs outside of primary care and provide multi-disciplinary interventions to improve outcomes and reduce cost. We offer a number of programs that are integrated into our care model and that would not typically be available to patients under legacy fee-for-service models, including behavioral health, home-based primary care by dedicated provider teams, virtual digital offerings, medication management, social determinant support, 24x7 live phone support by our clinical call center and transitional care support to help our patients navigate the care journey outside of our centers.

Our Impact

Our care model has consistently demonstrated outstanding clinical results, removed costs and delivered an industry-leading patient experience. By reducing utilization of high-cost, and often unnecessary, episodes of care and focusing on providing less expensive preventive care to our patients, we can reduce instances of expensive emergency care and hospitalization, which lowers the overall cost of care in the healthcare system. As we deliver on keeping our patients healthier, we capture the cost savings and drive our profitability.

We Are Engineered to be Scalable

We have proven our ability to execute our model, evidenced by the consistency of our performance as we have grown to date. Our performance has improved each year and we have seen our model work across all of our markets. Since opening our initial centers in 2013:

•	Our center-level contribution ramp has nearly uniformly improved across each subsequent vintage, driven by:
o	patient-level contribution (defined as capitated revenue less medical claims expense) continuing to trend upward by vintage, both overall and when adjusted by tenure; and
o	steady patient growth across vintages.

•	We have generated consistent center-level contribution ramps across all of our markets, driven by both core drivers of center contribution:
o	consistent patient contribution across markets; and
o	steady patient growth across markets.

This consistent performance gives us the conviction to continue to invest in identifying and building centers, hiring top-tier talent and attracting patients in existing and new markets in order to drive long-term value creation.

We believe that we have created a repeatable, data-driven playbook to expand our brand and presence across the United States and we have made substantial investments to support each key component of our approach. The fundamental aspects of our playbook include an algorithmic approach to site selection based on our key criteria, a focused approach to recruiting and developing talent (including physicians, nurse practitioners, Care Team members and regional leaders) and an efficient go-to-market model with grassroots community outreach to engage and attract patients.

Our Value Proposition

We believe that, despite a history of net losses, our healthcare ecosystem provides all constituencies involved in our care delivery model with the opportunity to “Win.” The Oak Street Platform incentivizes our patients, our payors and our providers to adopt our vision and rewards them each in a meaningful way.

Our Patients “Win” due to Measurably Better Health Outcomes and Patient Experience

Our patients have complex health needs. As of 2017, the average income of our patient base, as self- reported to us, was approximately $20,700. Approximately 45% of our patients are dual eligible for both Medicare and Medicaid as of the year ended December 31, 2020. Approximately 40% of our patients have a behavioral health diagnosis and approximately 50% struggle with one or more social risk factors like isolation and lack of access to housing and food that are considered social determinants of health. Approximately 86% of our at-risk patients have one or more chronic conditions, with the average at-risk patient having three or more chronic conditions. We currently provide care to this population in at least seven different languages. The Oak Street Platform is designed to address their needs and drive top-rated quality performance, outstanding health outcomes and an experience our patients love.

Our Payors “Win” as Medical Costs Decline, Membership Volumes Increase, and Medicare Quality Metrics Improve

Although we have limited experience managing contracts with full risk, since entering into our first fully capitated contracts in 2016 we have worked closely with key payors to improve outcomes for patients. Our demonstrated track record of improving patient outcomes enables payors to become net beneficiaries when we open centers in locations where they have insured Medicare members or desire to grow. Payors dedicate a large share of their efforts to reducing medical costs and they have a strong desire to engage with solutions proven to achieve that goal. We believe that our ability to remove unnecessary costs through a comprehensive approach to patient care makes us a partner of choice for payors and allows payors to lock in improved medical cost performance. Also, our strong performance in Medicare quality metrics, as demonstrated by our achievements in addressing Healthcare Effectiveness Data and Information Set (“HEDIS”) gaps and adherence to evidence-based care guidelines, supports improvements in payors’ quality score, which increases their revenues. On the whole, we believe we represent an attractive opportunity for payors to meaningfully improve their financial results.

As of December 31, 2020, we had contractual relationships with 25 payor partners, including all of the top five national MA payors. A significant portion of our revenues is concentrated with three large payors, Humana, WellCare/ Meridian and Cigna HealthSpring, which together comprised approximately 71% of our capitated revenue for the year ended December 31, 2020, with 45% from Humana, 15% from WellCare/ Meridian and 11% from Cigna HealthSpring.

Our Providers “Win” because the Oak Street Platform Allows Them to Focus on Improving the Lives of Their Patients

Our providers are supported by integrated Care Teams that partner together to take care of patients and allow providers to spend more time with patients. Additionally, the Oak Street Platform is enabled by technology that our providers leverage to ensure they are aware of each patient’s health history and potential risks, helping to inform proper diagnoses. The Oak Street Platform is designed to reward quality, not quantity, of care. Provider compensation is determined by quality measures across the population of patients for which they are responsible and is not linked to visit volume. This dynamic is valued by providers because it reduces the potential for burnout and rewards them for making decisions in the best interest of their patients.

The net result of our model is that our providers have a smaller number of patients to care for, more time with patients, more support from our Care Teams and better technology to help them care for patients.

We “Win” through a Virtuous Cycle that Promotes Growth across All Facets of Our Business and Drives Our Financial Results

The Oak Street Platform generates a positive feedback loop that can drive our expansion and can perpetuate growth, unlocking the embedded economics of our business as we add centers and those centers mature. We built Oak Street Health to serve patients and provide measurably better health in all communities we serve. By reducing overall cost by increasing the investment in primary and preventive care, we put the dollars where they better serve our patients and increase their overall wellbeing. We have created a model that incentivizes all constituencies to work together, because everyone “Wins.” When all constituencies benefit, we can share in the value. By structuring the majority of our contracts with MA plans as fully capitated arrangements for managing their members, we capture the meaningful value we create by increasing care quality, improving health outcomes and saving the healthcare system money. This potential surplus can then be reinvested in the business to expand and improve our care model which leads to more savings, powering a self-driven cycle of investment and growth that we believe allows us to scale nationally and rebuild healthcare as it should be.

Our Competitive Advantages

We Purpose-Built the Oak Street Platform from the Ground Up

The Oak Street Platform was designed to manage Medicare-eligible patients’ total cost of care through capitated, value-based payments. We designed a brand-new model because the existing primary care infrastructure was not built to be able to provide the type of care necessary to drive the massive improvements in cost and quality the health system needs. We decided to focus on the Medicare market due to its size, growth tailwinds and largely clinically cohesive population. We designed the Oak Street Platform to take risk in managing patients’ health below an agreed-upon baseline cost because we believed there was a meaningful opportunity to generate system-wide cost savings and we saw an opportunity to capture the value we created by delivering those results. The purposeful design of the Oak Street Platform against a specific population with similar clinical needs differentiates it from the majority of other players in the healthcare delivery system.

We Have a First Mover Advantage

Our care delivery model is the result of years of research, observation, iteration and enhancement, and we continue to invest in improving our approach. Due to our existing scale, growth trajectory and demonstrated ability to drive improving center-level financials, we believe we have access to more capital and operational expertise than potential new entrants, meaning we will be able to continue to improve our model more quickly than new entrants are able to develop their models, build scale and become our competitors.

Positive Feedback Loop Accelerates Our Business

We have created an environment in which our strong performance in one dimension accelerates performance in another, which, in turn, leads to growth in yet another aspect of our business.

Custom-Designed, Integrated End-to-End Technology

Canopy is designed to fit seamlessly into our care delivery model and Care Team workflows. As we scale, so does our technology. With the benefit of larger data pools as our business grows, Canopy will be able to produce increasingly powerful data insights that will equip us with more tools to improve the health of our patients. We believe that we have only begun to unlock the value of our data assets, which are growing rapidly as we open new centers and add more patients.

Organic, Community-Based Marketing and Patient Recruitment

We employ a multichannel marketing strategy that goes directly to our target customer. We fundamentally control our own destiny and can scale the number of centers on our platform rapidly and fill them with any interested patients we attract.

Highly Recurring Customer Base Creates Subscription-Like Revenue Model

Our patients benefit from our offering and they rarely leave. Because we generate the majority of our revenue on a PPPM basis and we are able to consistently retain patients, we have significant visibility into our future financial performance. This provides us the flexibility to quickly adapt to changing circumstances and deliver what we believe to be the right care in the right setting, as we did with telehealth in the spring of 2020, without having an immediate adverse impact to our revenue.

A Flexible Model Able to Match Patient Needs and Preferences

The COVID-19 pandemic is creating difficulties for traditional fee-for-service model providers to provide care while causing changes to patient’s preferred means of engagement. The changes in preference are not uniform, with some patients preferring traditional in-person visits while others would prefer leveraging telehealth. It is unknown how these preferences will evolve both during and after the pandemic. Additionally, clinical needs of patients vary. Given the high disease burden of our patients, we believe in-person care will remain a necessity for the vast majority, with our sickest patients generally requiring more in-person care.

However, we believe we have been able to effectively complement in-person care with telehealth visits and can continue to do so. For reasons of both patient preference and clinical need, we believe our model’s adaptability and our ability to effectively engage our patients in numerous ways without negatively impacting our capitated revenue will be an advantage for Oak Street Health.

Mission-Driven Team with Unique “Oaky” Culture

Our team has a steadfast commitment to executing on the mission and vision of our business. To achieve our goals, we have developed an “Oaky” culture centered around creating an unmatched patient experience, driving clinical excellence, taking ownership, fostering innovation and radiating positive energy.

Our Growth Strategy

The key elements of our growth strategy include:

•	increase patient enrollment within existing centers;
•	add additional centers in existing markets;
•	expand into new markets;
•	movement of current patients from fee-for-service to value-based arrangements; and
•	continue to optimize the Oak Street Platform.

Impact of the COVID-19 Pandemic on Our Operations

On March 11, 2020, the World Health Organization designated COVID-19 as a global pandemic. The rapid spread of COVID-19 around the world and throughout the United States has altered the behavior of businesses and people, with significant negative effects on federal, state and local economies, the duration of which is unknown at this time. Various policies were implemented by federal, state and local governments in response to the COVID-19 pandemic that caused may people to remain at home and forced the closure of or limitations on certain businesses, as well as suspended elective procedures by health care facilities. While some of these restrictions have been eased across the U.S. and most states have lifted moratoriums on non-emergent procedures, some restrictions remain in place, and many state and local governments are re-imposing certain restrictions due to the increasing rates of COVID-19 cases. The virus disproportionately impacts older adults, especially those with chronic illnesses, which describes many of our patients.

In response to the COVID-19 pandemic during the year ended December 31, 2020, we took the following actions to ensure the safety of our employees and their families and to address the physical, mental and social health of our patients:

•	Created a COVID-19 Response Team in March 2020 that is supported by team members from across our organization to ensure a coordinated response to the pandemic;
•	Temporarily closed all of our corporate offices and enabled our entire corporate work force to work remotely;
•	Implemented travel restrictions for non-essential business;
•

Transitioned much of our center-based care to be delivered by our providers virtually through newly developed telehealth capabilities, including video and telephone through June 2020 but have transitioned our business back to a more normal operating cadence as of July 2020, including seeing a larger proportion of our patients via in-center visits (with a corresponding reduction in telehealth visits) while maintaining stringent safety protocols to minimize the potential transmission of COVID-19. We plan to leverage our telehealth capabilities as a means of interacting with our patients to the extent an in-person visit is not required or preferred;

•	Made operational changes to the staffing and operations of our centers, which remain open as “essential” businesses, to minimize potential exposure to and transmission of COVID-19;
•

Temporarily delayed planned openings of new centers through August 2020 but have refocused our efforts on driving growth to our business through patient outreach and starting August 2020, we resumed opening new centers. As of December 31, 2020, we operated 79 centers, 28 of which opened in 2020;

•	Temporarily halted community outreach and other marketing initiatives which drive new patients to our platform through June 2020 but restarted marketing initiatives during the third quarter of 2020;
•	Acquired and deployed significantly greater amounts of personal protective equipment (“PPE”) to ensure the safety of our employees and patients;
•

Created a program called “COVID Care” to actively monitor our patients for suspected COVID-19 infections with the goal of managing those symptoms to keep our patients safely out of the hospital unless and until necessary due to the potential infection risks in the hospital environment;

•	Redeployed our contracted and employed drivers, who typically transport patients to our centers, to deliver food from food pantries to our patients to address food supply issues or challenges;
•	Provided free rapid COVID-19 tests to all members of the Chicago community; and
•

Launched an effort in January 2021 to vaccinate frontline healthcare workers (both employees of Oak Street Health and non-employees), our patients and other eligible members of our communities. While this work is critically important for our communities, we also expect our agile vaccination efforts will result in greater brand awareness and loyalty and incremental patient growth.

The COVID-19 pandemic did not have a material impact on our results of operations, cash flows and financial position as of year ended December 31, 2020; although our decisions to defer center openings and limit patient outreach and marketing initiatives resulted in slower growth than we would have otherwise experienced in 2020. Over 96% of our total revenues are recurring, consisting of fixed monthly per-patient-per-month capitation payments we receive from MA plans.

We do expect COVID-19 to impact both our per- patient capitated revenue due to lower risk scores for new patients and our medical claims expense. Although we expect risk scores for existing Oak Street Health patients to be consistent with our historical experience, due to a lack of availability of care and inadequate documentation as discussed in more detail below, we expect lower risk scores for new patients in 2021, which will result in lower per-patient capitated revenue.  As future patients not served by Oak Street Health in 2020 were unable to access the healthcare system for several months in 2020 due to local COVID-19 restrictions and therefore had fewer interactions with healthcare providers than a typical year, we expect the risk scores for these new patients in 2021 to be lower than they have been historically.

As we are financially responsible for essentially all of the healthcare costs associated with our at-risk patients whether we provide that care or a third party provides that care, we suspect that the healthcare costs of patients infected with COVID-19 will be greater than had COVID-19 not occurred. It is impossible, however, to know what other healthcare issues these patients may have encountered in their pre-COVID-19 lives and whether the COVID-19 costs are or will be greater or lesser than the costs these patients would otherwise incur. Additionally, because of the extraordinary measures taken by local governments in our markets particularly in the second quarter of 2020, all of our patients had more limited access to healthcare services, including healthcare specialists such as cardiologists or orthopedists, to schedule both inpatient and outpatient surgeries, and to some extent hospital care. Beginning in late March 2020 and extending through most of the second quarter of 2020, our patients who were not infected with COVID-19 incurred lower healthcare costs than we would have otherwise expected, which will result in lower medical claims expense that we incur. We expect the vast majority of these costs are just delayed and will be incurred at future points in time and it is possible that the deferral of healthcare services could cause additional health problems in our existing patients, which could increase our costs in the future. In the third and fourth quarters of 2020, we did experience an increase in medical costs to levels above historical norms.  Because of the COVID-19 related volatility in medical cost data in 2020, we do not believe that our 2020 medical cost data can serve as a reliable basis for estimating our 2021 performance and given the fact that we do not know what the impact to medical costs will be as a result of the surge in COVID-19 cases at the end of 2020 and the beginning of 2021.  Given these factors, per-patient medical costs may be greater in 2021 than the levels we experienced in our recent historical results. Furthermore, given the time it takes for medical claims to be submitted to MA plans, adjudicated, and sent to us, we believe it will be several quarters before we will be able to accurately calculate the impact on medical claims expense from the COVID-19 pandemic. We do believe, however, that the impact on per-patient revenue and medical claims related to COVID-19 that we expect to experience will not have a materially detrimental effect on our long-term financial performance.

The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, future results of operations and financial condition will depend on future factors that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19 including the impact of new variants of the virus, the actions taken to contain it or treat its impact and the economic impact on our markets. Such factors include, but are not limited to, the scope and duration of stay-at-home practices and business closures and restrictions, government-imposed or recommended suspensions of elective procedures, and expenses required for supplies and personal protective equipment. Because of these and other uncertainties, we cannot estimate the length or severity of the impact of the pandemic on our business. Furthermore, because of our business model, the full impact of the COVID-19 pandemic may not be fully reflected in our results of operations and overall financial condition until future periods. We will continue to closely evaluate and monitor the nature and extent of these potential impacts to our business, results of operations and liquidity.

See “Risk Factors” for further discussion of the possible impact of the COVID-19 pandemic on our business.

Intellectual Property and Licenses

This filing includes our trademarks and service marks, such as “Oak Street Health,” which are protected under applicable intellectual property laws and are the property of us or our subsidiaries. This filing also contains trademarks, service marks, trade names and copyrights of other companies, such as “Humana,” “WellCare,” and “Cigna HealthSpring,” which are the property of their respective owners. Solely for convenience, trademarks and trade names referred to in this filing may appear without the ® or ™ symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names.

Our continued growth and success depend, in part, on our ability to protect our intellectual property and internally developed technology, including Canopy. We primarily protect our intellectual property through a combination of copyrights, trademarks and trade secrets, intellectual property licenses and other contractual rights (including confidentiality, non-disclosure and assignment-of-invention agreements with our employees, independent contractors, consultants and companies with which we conduct business). Based upon our experience providing care in 79 centers in 16 markets across 11 states as of December 31, 2020, we continuously evaluate the needs of our providers and the tools that Canopy can provide and make improvements and add new features based on those needs. Although we do not currently hold a patent for Canopy, we continually assess the most appropriate methods of protecting our intellectual property and may decide to pursue available protections in the future.

However, these intellectual property rights and procedures may not prevent others from competing with us. We may be unable to obtain, maintain and enforce our intellectual property rights, and assertions by third parties that we violate their intellectual property rights could have a material adverse effect on our business, financial condition and results of operations. See “Risk Factors—Risks Related to Our Business—If we are unable to obtain, maintain and enforce intellectual property protection for our technology or if the scope of our intellectual property protection is not sufficiently broad, others may be able to develop and commercialize technology substantially similar to ours, and our ability to successfully commercialize our technology may be adversely affected” and “Risk Factors—Risks Related to Our Business—Third parties may initiate legal proceedings alleging that we are infringing or otherwise violating their intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on our business, financial condition and results of operations.”

Seasonal Variations in Business

Our business experiences some variability depending upon the time of year. We experience the largest portion of our at-risk patient growth during the first quarter, when plan enrollment selections made during the prior Annual Enrollment Period (“AEP”) take effect. While we also add patients throughout the year, including during Special Enrollment Periods when certain eligible individuals can enroll in MA midyear, we would expect to see approximately half of our at-risk patient growth occur in connection with the annual enrollment period. In addition, in January of each year, CMS revises the risk adjustment factor for each patient based upon health conditions documented in the prior year, leading to an overall increase in per-patient revenue. As the year progresses, our per-patient revenue declines as new patients join us typically with less complete or accurate documentation (and therefore lower risk-adjustment scores) and patient mortality disproportionately impacts our higher-risk (and therefore greater revenue) patients.

Medical costs will vary seasonally depending on a number of factors, but most significantly the weather. Certain illnesses, such as the influenza virus, are far more prevalent during colder months of the year, which will result in an increase in medical expenses during these time periods. We would therefore expect to see higher levels of per-patient medical costs in the first and fourth quarters. Medical costs also depend upon the number of business days in a period. See the summary of quarterly results (unaudited) in Note 21, Quarterly Financial Information, to the Consolidated Financial Statements included in Part IV, Item 15 below.

Working Capital Practices

The Company uses various techniques to maintain working capital. The Company has historically financed its operations through private placements of our equity securities, payments received from various payors, through the issuance of a note payable to Hercules Capital, Inc. and most recently, the IPO. For additional information, see Liquidity and Capital Resources section in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7, below.

Competitive Conditions

The U.S. healthcare industry is highly competitive. We compete with large and medium-sized local and national providers of primary care services, such as ChenMed, Iora Health and health system affiliated practices, for, among other things, contracts with payors, recruitment of physicians and other medical and non-medical personnel and individual patients. Our principal competitors for patients and payor contracts vary considerably in type and identity by market. Because of the low barriers of entry into the primary care business and the ability of physicians to own primary care centers and/or also be medical directors for their own centers, competition for growth in existing and expanding markets is not limited to large competitors with substantial financial resources. There have also been increasing indications of interest from non-traditional providers and others to enter the primary care space and/or develop innovative technologies or business activities that could be disruptive to the industry. For example, payors have and may continue to acquire primary care and other provider assets. Our growth strategy and business could be adversely affected if we are not able to continue to penetrate existing markets, successfully expand into new markets, maintain or establish new relationships with payors, recruit qualified physicians or if we experience significant patient attrition to our competitors. See “Risk Factors—Risks Related to Our Business—The healthcare industry is highly competitive.”

We believe the principal competitive factors for serving the healthcare market for adults on Medicare include: patient experience, quality of care, health outcomes, total cost of care, brand identity and trust in that brand. We believe we compete favorably on these factors.

Government Regulations

Our operations and those of our affiliated physician practice organizations are subject to extensive federal, state and local governmental laws and regulations. These laws and regulations require us to meet various standards relating to, among other things, billings and reports to government payment programs, primary care centers and equipment, dispensing of pharmaceuticals, management of centers, personnel qualifications, maintenance of proper records, and quality assurance programs and patient care. If any of our operations or those of our affiliated physicians are found to violate applicable laws or regulations, we could suffer severe consequences that would have a material adverse effect on our business, results of operations, financial condition, cash flows, reputation and stock price, including:

•suspension or termination of our participation in government and/or private payment programs;

•refunds of amounts received in violation of law or applicable payment program requirements dating back to the applicable statute of limitation periods;

•loss of our licenses required to operate healthcare facilities or administer pharmaceuticals in the states in which we operate;

•criminal or civil liability, fines, damages or monetary penalties for violations of healthcare fraud and abuse laws, including the federal Anti-Kickback Statute, Civil Monetary Penalties Law of the Social Security Act, Stark Law, the FCA and/or state analogs to these federal enforcement authorities, or other regulatory requirements;

•enforcement actions by governmental agencies and/or state law claims for monetary damages by patients who believe their health information has been used, disclosed or not properly safeguarded in violation of federal or state patient privacy laws, including the regulations implementing HIPAA and the Privacy Act;

•mandated changes to our practices or procedures that significantly increase operating expenses or decrease our revenue;

•imposition of and compliance with corporate integrity agreements that could subject us to ongoing audits and reporting requirements as well as increased scrutiny of our billing and business practices which could lead to potential fines, among other things;

•termination of various relationships and/or contracts related to our business, including joint venture arrangements, contracts with payors, real estate leases and provider employment arrangements;

•changes in and reinterpretation of rules and laws by a regulatory agency or court, such as state corporate practice of medicine laws, that could affect the structure and management of our business and its affiliated physician practice corporations;

•negative adjustments to government payment models including, but not limited to, Medicare Parts A, B and C and Medicaid; and

•harm to our reputation, which could negatively impact our business relationships, the terms of payor contracts, our ability to attract and retain patients and physicians, our ability to obtain financing and our access to new business opportunities, among other things.

We expect that our industry will continue to be subject to substantial regulation, the scope and effect of which are difficult to predict. Our activities could be subject to investigations, audits and inquiries by various government and regulatory agencies and private payors with whom we contract at any time in the future. Adverse findings from such investigations and audits could bring severe consequences that could have a material adverse effect on our business, results of operations, financial condition, cash flows, reputation and stock price. In addition, private payors could require pre-payment audits of claims, which can negatively affect cash flow, or terminate contracts for repeated deficiencies.

There is no requirement in the states in which we operate for a risk-bearing provider to register as an insurance company and we have not registered as such in any of the states in which we operate.

Federal Anti-Kickback Statute

The federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration, directly or indirectly, in cash or kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federal and state healthcare programs such as Medicare and Medicaid.

Federal criminal penalties for the violation of the federal Anti-Kickback Statute include imprisonment, fines and exclusion of the provider from future participation in the federal healthcare programs, including Medicare and Medicaid. Violations of the federal Anti-Kickback Statute are punishable by imprisonment for up to ten years, fines of up to $100,000 per kickback or both. Larger fines can be imposed upon corporations under the provisions of the U.S. Sentencing Guidelines and the Alternate Fines Statute. Individuals and entities convicted of violating the federal Anti-Kickback Statute are subject to mandatory exclusion from participation in Medicare, Medicaid and other federal healthcare programs for a minimum of five years. Civil penalties for violation of the Anti-Kickback Statute include up to $100,000 in monetary penalties per violation, repayments of up to three times the total payments between the parties to the arrangement and suspension from future participation in Medicare and Medicaid. Court decisions have held that the statute may be violated even if only one purpose of remuneration is to induce referrals. The ACA amended the federal Anti-Kickback Statute to clarify the intent that is required to prove a violation. Under the statute as amended, the defendant does not need to have actual knowledge of the federal Anti-Kickback Statute or have the specific intent to violate it. In addition, the ACA amended the federal Anti-Kickback Statute to provide that any claims for items or services resulting from a violation of the federal Anti-Kickback Statute are considered false or fraudulent for purposes of the FCA.

The federal Anti-Kickback Statute includes statutory exceptions and regulatory safe harbors that protect certain arrangements. These exceptions and safe harbors are voluntary. Business transactions and arrangements that are structured to comply fully with an applicable safe harbor do not violate the federal Anti-Kickback Statute. However, transactions and arrangements that do not satisfy all elements of a relevant safe harbor do not necessarily violate the law. When an arrangement does not satisfy a safe harbor, the arrangement must be evaluated on a case-by-case basis in light of the parties’ intent and the arrangement’s potential for abuse. Arrangements that do not satisfy a safe harbor may be subject to greater scrutiny by enforcement agencies.

We enter into several arrangements that could potentially implicate the Anti-Kickback Statute if requisite intent was present, such as:

•Joint ventures. We operate certain of our centers under joint ventures with managed care plans or other healthcare providers. For the year ended December 31, 2020, these joint ventures represented an immaterial portion of our total revenues. Although we do not expressly seek to enter into new joint ventures, it is possible that the payor landscape in certain markets we may attempt to enter in the future may make entering into additional joint ventures attractive. Our relationships with payors may not fully satisfy a safe harbor. Although failure to comply with a safe harbor does not render an arrangement illegal under the federal Anti-Kickback Statute, an arrangement that does not operate within a safe harbor may be subject to increased scrutiny and the Office of Inspector General (the “OIG”) of HHS has warned in the past that certain joint venture relationships have a potential for abuse. Joint ventures that fall outside the safe harbors are evaluated on a case-by-case basis under the federal Anti-Kickback Statute. In this regard, we have endeavored to structure our joint ventures to satisfy as many elements of the safe harbor for investments in small entities as we believe are commercially reasonable. For example, we believe that these investments are offered and made by us on a fair market value basis and provide returns to the investors in proportion to their actual investment in the venture. However, since the arrangements may not satisfy all of the requirements of an applicable safe harbor, these arrangements could be subject to scrutiny on the ground that they are intended to induce patient referrals.

•Lease arrangements. We lease space for certain of our centers from one of our payor partners. We endeavor to structure these arrangements to comply with the federal Anti-Kickback Statute safe harbor for space rentals in all material respects.

•Discounts. Our centers sometimes acquire certain items and services at a discount that may be reimbursed by a federal healthcare program. We endeavor to structure our vendor contracts that include discount or rebate provisions to comply with the federal Anti-Kickback Statute safe harbor for discounts.

•Sales forces and patient recruitment. The OIG has expressed concern regarding the use of non-employed sales forces to recruit or facilitate the recruiting of patients or referrals, especially when the sales agent is compensated in a manner that provides rewards or incentives on a volume or value basis. Accordingly, commissions or per-patient based compensation methodologies are closely scrutinized by federal agencies. We employ our own sales force and attempt to meet the Anti-Kickback Safe Harbor for Bona Fide Employment; however, in limited instances we use external companies to assist with certain aspects of these efforts, but only in arrangements that we believe do not violate the Anti-Kickback Statute or other applicable laws.

If any of our business transactions or arrangements, including those described above, were found to violate the federal Anti-Kickback Statute, we could face, among other things, criminal, civil or administrative sanctions, including possible exclusion from participation in Medicare, Medicaid and other state and federal healthcare programs. Any findings that we have violated these laws could have a material adverse impact on our business, results of operations, financial condition, cash flows, reputation and stock price.

As part of HHS’s Regulatory Sprint to Coordinated Care (“Regulatory Sprint”), OIG issued a request for information in August 2018 seeking input on regulatory provisions that may act as barriers to coordinated care or value-based care. In November 2020 OIG issued a final rule adding new safe harbors to the Anti-Kickback Statute and made modifications to the civil monetary penalty law governing inducements provided to Medicare and Medicaid beneficiaries (the “CMPL”). OIG identified aspects of the Anti-Kickback Statute and CMPL that posed potential barriers to coordinated care and value based care and added new safe harbors that attempt to address those barriers. Additionally, numerous federal agencies have requested comments and information from the public and have published proposed regulations as part of the Regulatory Sprint on areas that have historically been viewed as barriers to innovative care coordination arrangements. Additionally, the Office for Civil Rights (“OCR”) is also involved and has called for information from the public regarding ways that the HIPAA regulations could be modernized to support coordinated, value-based care. Additionally, the Substance Abuse and Mental Health Services Administration (“SAMHSA”) published proposed regulations related to the privacy of substance use disorder treatment records, and CMS published proposals to revise its Stark advisory opinion process. On July 15, 2020, SAMHSA issued a final rule on the protection of substance use disorder (“SUD”) treatment records under 42 CFR Part 2 (the “Part 2 Rule”). The Part 2 final rule aims to reduce delays and burdens in care coordination by more closely aligning Part 2 with the HIPAA Privacy Rule, while maintaining certain privacy protections specific to Part 2. This final rule is effective August 14, 2020. Also of note, under the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) (Pub. L. 116-136), signed into law on March 27, 2020, Congress itself made significant modifications to the authorizing statute for the Part 2 regulations, with the aim of aligning the Part 2 laws more strongly with the HIPAA privacy rule. The law directs the Secretary of Health and Human Services to revise the Part 2 regulations such that the amendments would apply to uses and disclosures of SUD records the date that is 12 months after the date of enactment of the CARES Act. We anticipate many more proposals and changes into the future as part of this initiative. These changes in federal regulations are anticipated to make a significant impact on health care providers and other stakeholders These and similar changes may cause OIG, CMS or other regulators to change the parameters of rules and regulations that we must follow and thus impact our business, results of operations and financial condition.

Risk Bearing Provider Regulation

Certain of the states where we currently operate or may choose to operate in the future regulate the operations and financial condition of risk bearing providers like us and our affiliated providers. These regulations can include capital requirements, licensing or certification, governance controls and other similar matters. While these regulations have not had a material impact on our business to date, as we continue to expand, these rules may require additional resources and capitalization and add complexity to our business.

Stark Law

The Stark Law prohibits a physician who has a financial relationship, or who has an immediate family member who has a financial relationship, with entities providing Designated Health Services (“DHS”) from referring Medicare patients to such entities for the furnishing of DHS, unless an exception applies. Although uncertainty exists, federal agencies and at least one court have taken the position that the Stark Law also applies to Medicaid. DHS is defined to include clinical laboratory services, physical therapy services, occupational therapy services, radiology services including magnetic resonance imaging, computerized axial tomography scans, and ultrasound services, radiation therapy services and supplies, durable medical equipment and supplies, parenteral and enteral nutrients, equipment, and supplies, prosthetics, orthotics and prosthetic devices and supplies, home health services, outpatient prescription drugs, inpatient and outpatient hospital services and outpatient speech-language pathology services. The types of financial arrangements between a physician and an entity providing DHS that trigger the self-referral prohibitions of the Stark Law are broad and include direct and indirect ownership and investment interests and compensation arrangements. The Stark Law prohibits any entity providing DHS that has received a prohibited referral from presenting, or causing to be presented, a claim or billing for the services arising out of the prohibited referral. Similarly, the Stark Law prohibits an entity from “furnishing” a DHS to another entity in which it has a financial relationship when that entity bills for the service. The Stark Law also prohibits self-referrals within an organization by its own physicians, although broad 130 exceptions exist that cover employed physicians and those referring DHS that are ancillary to the physician’s practice to the physician group. The prohibition applies regardless of the reasons for the financial relationship and the referral. Unlike the federal Anti-Kickback Statute, the Stark Law is a strict liability violation where unlawful intent need not be demonstrated.

If the Stark Law is implicated, the financial relationship must fully satisfy a Stark Law exception. If an exception is not satisfied, then the parties to the arrangement could be subject to sanctions. Sanctions for violation of the Stark Law include denial of payment for claims for services provided in violation of the prohibition, refunds of amounts collected in violation of the prohibition, a civil penalty of up to $15,000 for each service arising out of the prohibited referral, a civil penalty of up to $100,000 against parties that enter into a scheme to circumvent the Stark Law prohibition, civil assessment of up to three times the amount claimed and potential exclusion from the federal healthcare programs, including Medicare and Medicaid. Amounts collected on claims related to prohibited referrals must be reported and refunded generally within 60 days after the date on which the overpayment was identified. Furthermore, Stark Law violations and failure to return overpayments in a timely manner can form the basis for FCA liability, as discussed below.

If CMS or other regulatory or enforcement authorities determine that claims have been submitted for referrals by us that violate the Stark Law, we would be subject to the penalties described above. In addition, it might be necessary to restructure existing compensation agreements with our physicians. Any such penalties and restructuring or other required actions could have a material adverse effect on our business, results of operations, financial condition and cash flows.

In June 2018, CMS issued a request for information seeking input on how to address any undue regulatory impact and burden of the Stark Law. CMS placed the request for information in the context of the Regulatory Sprint and stated that it identified aspects of the Stark Law that pose potential barriers to coordinated care. In November 2020 CMS issued a final rule, in its view, that addressed the undue regulatory impact and burden of the Stark Law. CMS added new exceptions to attempt to address potential barriers to coordinated care and value based care. CMS also attempted to clarify guidance on prior rulemaking in a number of areas of the Stark Law. These or other changes implemented by CMS in the future may impact our business, results of operations and financial condition.

The definition of DHS under the Stark Law does not include outpatient physician services. Since most services furnished to Medicare beneficiaries provided in our centers are physician services, our services generally do not implicate the Stark Law referral prohibition. However, certain ancillary services we may provide, including certain diagnostic testing, may be considered DHS. Also, we refer Medicare beneficiaries to third parties for the provision of DHS and our financial relationships with those third parties must satisfy a Stark Law exception.

We have entered into several types of financial relationships with physicians, including compensation arrangements. If our centers were to bill for a non-exempted service and the financial relationships with the physician did not satisfy an exception, we could be required to change our practices, face civil penalties, pay substantial fines, return certain payments received from Medicare and beneficiaries or otherwise experience a material adverse effect as a result of a challenge to payments made pursuant to referrals from these physicians under the Stark Law.

Fraud and Abuse under State Law

Some states in which we operate centers have laws prohibiting physicians from holding financial interests in various types of medical facilities to which they refer patients. Some of these laws could potentially be interpreted broadly as prohibiting physicians who hold shares of our publicly traded stock or are physician owners from referring patients to our centers if the centers perform services for their patients or do not otherwise satisfy an exception to the law. States also have laws similar to or stricter than the federal Anti-Kickback Statute 131 that may affect our ability to receive referrals from physicians with whom we have financial relationships. Some state anti-kickback laws also include civil and criminal penalties. Some of these laws include exemptions that may be applicable to our physician relationships or for financial interests limited to shares of publicly traded stock. Some, however, may include no explicit exemption for certain types of agreements and/or relationships entered into with physicians. If these laws are interpreted to apply to physicians who hold equity interests in our centers or to physicians who hold our publicly traded stock, and for which no applicable exception exists, we may be required to terminate or restructure our relationships with these physicians and could be subject to criminal, civil and administrative sanctions, refund requirements and exclusions from government healthcare programs, including Medicare and Medicaid, which could have a material adverse effect on our business, results of operations, financial condition, cash flows, reputation and stock price.

Similarly, states have beneficiary inducement prohibitions and consumer protection laws that may be triggered by the offering of inducements, incentives and other forms of remuneration to patients and prospective patients. Violations range from civil to criminal and could have a material adverse effect on our business, results of operations and financial condition.

Corporate Practice of Medicine and Fee-Splitting

The laws and regulations relating to our operations vary from state to state and many states prohibit general business corporations, such as us, from practicing medicine, controlling physicians’ medical decisions or engaging in some practices such as splitting professional fees with physicians. We currently contract with affiliated physician-owned professional corporations who provide healthcare services that are required to be provided by licensed healthcare professionals. Pursuant to the MSA, we provide comprehensive suite of administrative services to those professional corporations in exchange for the payment by such professional corporations of a management fee. While we believe that we are in substantial compliance with state laws prohibiting the corporate practice of medicine and fee-splitting, other parties may assert that, despite the way we are structured, we could be engaged in the corporate practice of medicine or unlawful fee-splitting. Were such allegations to be asserted successfully before the appropriate judicial or administrative forums, we could be subject to adverse judicial or administrative penalties, certain contracts could be determined to be unenforceable and we may be required to restructure our contractual arrangements. The laws of other states do not prohibit non-physician entities from employing physicians to practice medicine but may retain a ban on some types of fee-splitting arrangements.

Violations of the corporate practice of medicine vary by state and may result in physicians being subject to disciplinary action, as well as to forfeiture of revenues from payors for services rendered. For lay entities, violations may also bring both civil and, in more extreme cases, criminal liability for engaging in medical practice without a license. Some of the relevant laws, regulations and agency interpretations in states with corporate practice of medicine restrictions have been subject to limited judicial and regulatory interpretation. In limited cases, courts have required management services companies to divest or reorganize structures deemed to violate corporate practice restrictions. Moreover, state laws are subject to change. Any allegations or findings that we have violated these laws could have a material adverse impact on our business, results of operations and financial condition.

The False Claims Act

The federal FCA is a means of policing false bills or false requests for payment in the healthcare delivery system. Among other things, the FCA authorizes the imposition of up to three times the government’s damages and significant per claim civil penalties on any “person” (including an individual, organization or company) who, among other acts:

•knowingly presents or causes to be presented to the federal government a false or fraudulent claim for payment or approval;

•knowingly makes, uses or causes to be made or used a false record or statement material to a false or fraudulent claim;

•knowingly makes, uses or causes to be made or used a false record or statement material to an obligation to pay the government, or knowingly conceals or knowingly and improperly avoids or decreases an obligation to pay or transmit money or property to the federal government; or

•conspires to commit the above acts.

In addition, amendments to the FCA and Social Security Act impose severe penalties for the knowing and improper retention of overpayments collected from government payors. Under these provisions, within 60 days of identifying and quantifying an overpayment, a provider is required to notify CMS or the Medicare Administrative Contractor of the overpayment and the reason for it and return the overpayment. An overpayment impermissibly retained could subject us to liability under the FCA, exclusion from government healthcare programs and penalties under the federal Civil Monetary Penalty statute. As a result of these provisions, our procedures for identifying and processing overpayments may be subject to greater scrutiny.

The penalties for a violation of the FCA range from $5,500 to $11,000 (adjusted for inflation) for each false claim, plus up to three times the amount of damages caused by each false claim, which can be as much as the amounts received directly or indirectly from the government for each such false claim. On June 19, 2020, the DOJ issued a final rule announcing adjustments to FCA penalties, under which the per claim range increases to a range from $11,665 to $23,331 per claim, so long as the underlying conduct occurred after November 2, 2015.

The federal government has used the FCA to prosecute a wide variety of alleged false claims and fraud allegedly perpetrated against Medicare and state healthcare programs, including but not limited to coding errors, billing for services not rendered, the submission of false cost or other reports, billing for services at a higher payment rate than appropriate, billing under a comprehensive code as well as under one or more component codes included in the comprehensive code, billing for care that is not considered medically necessary and false reporting of risk-adjusted diagnostic codes to MA plans. The ACA provides that claims tainted by a violation of the federal Anti-Kickback Statute are false for purposes of the FCA. Some courts have held that filing claims or failing to refund amounts collected in violation of the Stark Law can form the basis for liability under the FCA. In addition to the provisions of the FCA, which provide for civil enforcement, the federal government can use several criminal statutes to prosecute persons who are alleged to have submitted false or fraudulent claims for payment to the federal government. Any allegations or findings that we have violated the FCA could have a material adverse impact on our business, results of operations and financial condition.

In addition to the FCA, the various states in which we operate have adopted their own analogs of the FCA. States are becoming increasingly active in using their false claims laws to police the same activities listed above, particularly with regard to Medicaid fee-for-service and Managed Medicaid programs.

Civil Monetary Penalties Statute

The Civil Monetary Penalties Statute, 42 U.S.C. § 1320a-7a, authorizes the imposition of civil monetary penalties, assessments and exclusion against an individual or entity based on a variety of prohibited conduct, including, but not limited to:

•presenting, or causing to be presented, claims for payment to Medicare, Medicaid or other third-party payors that the individual or entity knows or should know are for an item or service that was not provided as claimed or is false or fraudulent;

•offering remuneration to a federal health care program beneficiary that the individual or entity knows or should know is likely to influence the beneficiary to order or receive health care items or services from a particular provider;

•arranging contracts with an entity or individual excluded from participation in the federal health care programs;

•violating the federal Anti-Kickback Statute;

•making, using or causing to be made or used a false record or statement material to a false or fraudulent claim for payment for items and services furnished under a federal health care program;

•making, using or causing to be made any false statement, omission or misrepresentation of a material fact in any application, bid or contract to participate or enroll as a provider of services or a supplier under a federal health care program; and

•failing to report and return an overpayment owed to the federal government.

Substantial civil monetary penalties may be imposed under the federal Civil Monetary Penalty Statute and may vary depending on the underlying violation. In addition, an assessment of not more than three times the total amount claimed for each item or service may also apply and a violator may be subject to exclusion from federal and state health care programs.

We could be exposed to a wide range of allegations to which the federal Civil Monetary Penalty Statute would apply. We perform monthly checks on our employees, affiliated providers and certain affiliates and vendors using government databases to confirm that these individuals have not been excluded from federal programs. However, should an individual become excluded and we fail to detect it, a federal agency could require us to refund amounts attributable to all claims or services performed or sufficiently linked to an excluded individual. Likewise, our patient programs, which can include enhancements, incentives and additional care coordination not otherwise covered under traditional Medicare, could be alleged to be intended to influence the patient’s choice in obtaining services or the amount or types of services sought. Thus, we cannot foreclose the possibility that we will face allegations subject to the Civil Monetary Penalty Statute with the potential for a material adverse impact on our business, results of operations and financial condition.

Privacy and Security

The federal regulations promulgated under the authority of HIPAA require us to provide certain protections to patients and their health information. The HIPAA privacy and security regulations extensively regulate the use and disclosure of “protected health information” (“PHI”) and require covered entities, which include healthcare providers and their business associates, to implement and maintain administrative, physical and technical safeguards to protect the security of such information. Additional security requirements apply to electronic PHI. These regulations also provide patients with substantive rights with respect to their health information.

The HIPAA privacy and security regulations also require us to enter into written agreements with certain contractors, known as business associates, to whom we disclose PHI. Covered entities may be subject to penalties for, among other activities, failing to enter into a business associate agreement where required by law or as a result of a business associate violating HIPAA, if the business associate is found to be an agent of the covered entity and acting within the scope of the agency. Business associates are also directly subject to liability under certain HIPAA privacy and security regulations. In instances where we act as a business associate to a covered entity, there is the potential for additional liability beyond our status as a covered entity.

Covered entities must notify affected individuals of breaches of unsecured PHI without unreasonable delay but no later than 60 days after discovery of the breach by a covered entity or its agents. Reporting must also be made to the HHS Office for Civil Rights and, for breaches of unsecured PHI involving more than 500 residents of a state or jurisdiction, to the media. All impermissible uses or disclosures of unsecured PHI are presumed to be breaches unless the covered entity or business associate establishes that there is a low probability the PHI has 134 been compromised. Various state laws and regulations may also require us to notify affected individuals in the event of a data breach involving personal information without regard to the probability of the information being compromised.

Violations of HIPAA by providers like us, including, but not limited to, failing to implement appropriate administrative, physical and technical safeguards, have resulted in enforcement actions and in some cases triggered settlement payments or civil monetary penalties. Penalties for impermissible use or disclosure of PHI were increased by the HITECH Act by imposing tiered penalties of more than $50,000 per violation and up to $1.5 million per year for identical violations. In addition, HIPAA provides for criminal penalties of up to $250,000 and ten years in prison, with the severest penalties for obtaining and disclosing PHI with the intent to sell, transfer or use such information for commercial advantage, personal gain or malicious harm. Further, state attorneys general may bring civil actions seeking either injunction or damages in response to violations of the HIPAA privacy and security regulations that threaten the privacy of state residents. There can be no assurance that we will not be the subject of an investigation (arising out of a reportable breach incident, audit or otherwise) alleging non-compliance with HIPAA regulations in our maintenance of PHI.

Healthcare reform

In March 2010, broad healthcare reform legislation was enacted in the United States through the ACA. Although many of the provisions of the ACA did not take effect immediately and continue to be implemented, and some have been and may be modified before or during their implementation, the reforms could continue to have an impact on our business in a number of ways. We cannot predict how employers, private payors or persons buying insurance might react to federal and state healthcare reform legislation, whether already enacted or enacted in the future, nor can we predict what form many of these regulations will take before implementation.

Other aspects of the 2010 healthcare reform laws may also affect our business, including provisions that impact the Medicare and Medicaid programs. These and other provisions of the ACA remain subject to ongoing uncertainty due to developing regulations and clarifications, including those described above, as well as continuing political and legal challenges at both the federal and state levels. Since 2016, various administrative and legislative initiatives have been implemented that have had adverse impacts on the ACA and its programs. For example, in October 2017, the federal government announced that cost-sharing reduction payments to insurers would end, effective immediately, unless Congress appropriated the funds, and, in December 2017, Congress passed the Tax Cuts and Jobs Act, which includes a provision that eliminates the penalty under the ACA’s individual mandate for individuals who fail to obtain a qualifying health insurance plan and could impact the future state of the exchanges. Moreover, in February 2018, Congress passed the Bipartisan Budget Act (the “BBA”) which, among other things, repealed the Independent Payment Advisory Board that was established by the ACA and intended to reduce the rate of growth in Medicare spending by extending sequestration cuts to Medicare payments through fiscal year 2027. While certain provisions of the BBA may increase the scope of benefits available under MA for certain chronically ill federal health care program beneficiaries beginning in 2020, the ultimate impact of such changes cannot be predicted.

While there may be significant changes to the healthcare environment in the future, the specific changes and their timing are not yet apparent. As a result, there is considerable uncertainty regarding the future with respect to the exchanges and other core aspects of the current health care marketplace. Future elections may create conditions for Congress to adopt new federal coverage programs that may disrupt our current commercial payor revenue streams. While specific changes and their timing are not yet apparent, such changes could lower our reimbursement rates or increase our expenses. Any failure to successfully implement strategic initiatives that respond to future legislative, regulatory, and executive changes could have a material adverse effect on our business, results of operations and financial condition.

CMS and state Medicaid agencies also routinely adjust the risk adjustment factor which is central to payment under MA and Managed Medicaid programs in which we participate. The monetary “coefficient” values associated with diseases that we manage in our population are subject to change by CMS and state agencies. Such changes could have a material adverse effect on our financial condition.

Other regulations

Our operations are subject to various state hazardous waste and non-hazardous medical waste disposal laws. These laws do not classify as hazardous most of the waste produced from medical services. Occupational Safety and Health Administration regulations require employers to provide workers who are occupationally subject to blood or other potentially infectious materials with prescribed protections. These regulatory requirements apply to all healthcare facilities, including primary care centers, and require employers to make a determination as to which employees may be exposed to blood or other potentially infectious materials and to have in effect a written exposure control plan. In addition, employers are required to provide or employ hepatitis B vaccinations, personal protective equipment and other safety devices, infection control training, post-exposure evaluation and follow-up, waste disposal techniques and procedures and work practice controls. Employers are also required to comply with various record-keeping requirements.

Federal and state law also governs the dispensing of controlled substances by physicians. For example, the Prescription Drug Marketing Act governs the distribution of drug samples. Physicians are required to report relationships they have with the manufacturers of drugs, medical devices and biologics through the Open Payments Program database. Any allegations or findings that we or our providers have violated any of these laws or regulations could have a material adverse impact on our business, results of operations and financial condition.

In addition, while none of the states in which we currently operated have required it, certain states in which we may desire to do business in the future have certificate of need programs regulating the establishment or expansion of healthcare facilities, including primary care centers. These regulations can be complex and time-consuming. Any failure to comply with such regulatory requirements could adversely impact our business, results of operations and financial condition.

Employees and Human Capital Resources

As of December 31, 2020, the Company employed approximately 3,200 employees, including approximately 300 primary care providers. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good and we have not experienced any work stoppages.

Our team has a steadfast commitment to executing on the mission and vision of our business. To achieve our goals, we have developed an “Oaky” culture centered around creating an unmatched patient experience, driving clinical excellence, taking ownership, fostering innovation and radiating positive energy. Our unique combination of talent and healthcare experience across a number of professional settings, as well as our team’s commitment to our “Oaky” culture, underpins our success in all that we do.

In addition, our focused approach to recruiting and developing talent allows us to attract outstanding physicians, nurse practitioners, other Care Team members and regional leaders in order to continue to grow and scale our business. We believe that this approach has supported the creation of a strong pipeline of top tier talent for leadership roles within our company and provides a differentiated value proposition for our providers. We have created multiple programs to ensure we continue to attract best-in-class teams and provide the necessary training to foster professional development. In recent years we have added a variety of training and development programs, including regional leadership development, in-house provider recruitment and a medical scribes program. We have demonstrated a consistent ability to attract and retain top clinical talent given our unique value proposition to physicians and nurse practitioners. Our team members also have a deep understanding of the communities in which our patients live, as we strive to hire from within the local community.

General Corporate Information

Oak Street Health, Inc. was incorporated as a Delaware corporation on October 22, 2019. Our principal executive offices are located at 30 W. Monroe Street, Suite 1200, Chicago, Illinois 60603. Our telephone number is (312) 733-9730. Our website address is www.oakstreethealth.com. The information contained on, or that can be accessed through, our website is not incorporated by reference into this filing and you should not consider any information contained on, or that can be accessed through, our website as part of this filing. We are a holding company and all of our business operations are conducted through our subsidiaries and affiliated medical groups.

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended, are available free of charge on or through our web site, http://www.oakstreethealth.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or the SEC. The SEC’s website, http://www.sec.gov, contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Organizational Transactions

Oak Street Health, Inc. serves as a holding company that wholly owns OSH LLC and its operating subsidiaries and its sole asset following the IPO is the capital stock of its wholly owned subsidiaries, and it operates and controls all of the business and affairs and consolidate the financial results of OSH LLC.

Immediately prior to the consummation of our IPO, we, and the other direct and indirect equityholders of OSH LLC, effected a series of transactions that resulted in (i) Oak Street Health, Inc. becoming the ultimate parent company of OSH LLC and (ii) the then-current equityholders in OSH LLC exchanging their interests in OSH LLC for common stock of Oak Street Health, Inc. We refer to these following transactions as the “Organizational Transactions.”

• Each of our Lead Sponsors, through a series of transactions, contributed their respective interests in the entities through which they held interests in OSH LLC prior to the IPO (“Sponsor Blockers”) to Oak Street Health, Inc. in exchange for 126,278,767 shares of common stock in Oak Street Health, Inc.

• OSH Management Holdings, LLC (“OSH MH LLC”), the entity through which our employees owned investor units, founders’ units and profits interests in OSH LLC merged (the “Management Merger”) with and into a subsidiary of Oak Street Health, Inc. formed in connection with the IPO, with OSH MH LLC surviving as a wholly owned subsidiary of Oak Street Health, Inc. Pursuant to the Management Merger, our employees received a total of 38,152,878 shares of common stock, 22,612,472 of which are subject to vesting as described below, and 14,313,416 options to purchase common stock of Oak Street Health, Inc. at a strike price equal to our IPO price of $21.00 in exchange for their profits interests in OSH MH LLC.

• OSH LLC merged (the “Company Merger”) with and into a subsidiary of Oak Street Health, Inc. formed in connection with the IPO, with OSH LLC surviving as a wholly owned subsidiary of Oak Street Health, Inc. Pursuant to the Company Merger, the investors in OSH LLC received a total of 58,467,139 shares of common stock in Oak Street Health, Inc. in exchange for their LLC units in OSH LLC.

Implications of Being an Emerging Growth Company

We qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year following the fifth anniversary of the completion of our initial public offering, (2) the last day of the fiscal year in which we have total annual gross revenue of at least $1.07 billion, (3) the date on which we are deemed to be a large accelerated filer (this means the market value of common equity that is held by non-affiliates exceeds $700.0 million as of the end of the second quarter of that fiscal year), or (4) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

An emerging growth company may take advantage of reduced reporting requirements that are otherwise applicable to public companies. These provisions include, but are not limited to:

•	not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes- Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”);
•	reduced disclosure obligations regarding executive compensation in our periodic reports, proxy statements and registration statements; and
•	exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

We have elected to take advantage of certain of the reduced disclosure obligations regarding financial statements and executive compensation in this filing and expect to elect to take advantage of other reduced burdens in future filings. As a result, the information that we provide to our shareholders may be different than you might receive from other public reporting companies in which you hold equity interests.

In addition, under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We intend to take advantage of the longer phase-in periods for the adoption of new or revised financial accounting standards under the JOBS Act until we are no longer an emerging growth company. Our election to use the phase-in periods permitted by this election may make it difficult to compare our financial statements to those of non-emerging growth companies and other emerging growth companies that have opted out of the longer phase-in periods permitted under the JOBS Act and who will comply with new or revised financial accounting standards. If we were to subsequently elect instead to comply with public company effective dates, such election would be irrevocable pursuant to the JOBS Act.

Item 1A. Risk Factors ($ in thousands)

In addition to the other information in this report and our other filings with the SEC, you should carefully consider the risks and uncertainties described below, which could materially and adversely affect our business operations, financial condition and results of operations. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect us.

Summary of Risk Factors

The following is a summary of the risk factors our business faces. The list below is not exhaustive, and investors should read this “Risk Factors” section in full. Some of the risks we face include:

•	our history of net losses and our ability to achieve or maintain profitability in an environment of increasing expenses;
•

the impact of the COVID-19 pandemic or any other pandemic, epidemic or outbreak of an infectious disease in the United States or worldwide on our business, financial condition and results of operations;

•	the effect of our relatively limited operating history on investors’ ability to evaluate our current business and future prospects;
•	the viability of our growth strategy and our ability to realize expected results;
•	our ability to attract new patients;
•	the dependence of our revenues and operations on a limited number of key payors;

•	the risk of termination or non-renewal of the Medicare Advantage contracts held by the health plans with which we contract, or the termination or non-renewal of our contracts with those plans;
•	the impact on our business from changes in the payor mix of our patients and potential decreases in our reimbursement rates;
•	our ability to manage our growth effectively, execute our business plan, maintain high levels of service and patient satisfaction and adequately address competitive challenges;
•	our ability to compete in the healthcare industry;
•	our ability to timely enroll new physicians and other providers in governmental healthcare programs before we can receive reimbursement for their services;
•	the impact on our business of reductions in Medicare reimbursement rates or changes in the rules governing the Medicare program;
•	our dependence on reimbursements by third-party payors and payments by individuals;
•	our assumption under most of our agreements with health plans of some or all of the risk that the cost of providing services will exceed our compensation;
•	the impact on our business of renegotiation, non-renewal or termination of capitation agreements with health plans;
•	risks associated with estimating the amount of revenues and refund liabilities that we recognize under our risk agreements with health plans;
•	the impact on our business of security breaches, loss of data or other disruptions causing the compromise of sensitive information or preventing us from accessing critical information;
•	our ability to develop and maintain proper and effective internal control over financial reporting;
•	the impact on our business of disruptions in our disaster recovery systems or management continuity planning;
•	the potential adverse impact of legal proceedings and litigation;
•	the impact of reductions in the quality ratings of the health plans we serve;
•	the risk of our agreements with the physician equity holder of our practices being deemed invalid;
•	our ability to maintain and enhance our reputation and brand recognition;
•	our ability to effectively invest in, implement improvements to and properly maintain the uninterrupted operation and data integrity of our information technology and other business systems;
•	our ability to obtain, maintain and enforce intellectual property protection for our technology;
•	the potential adverse impact of claims by third parties that we are infringing on or otherwise violating their intellectual property rights;
•	our ability to protect the confidentiality of our trade secrets, know-how and other internally developed information;
•	the impact of any restrictions on our use of or ability to license data or our failure to license data and integrate third-party technologies; and
•	other risk factors listed in this “Risk Factors” section.

Risks Related to Our Business

We have a history of net losses, we anticipate increasing expenses in the future, and we may not be able to achieve or maintain profitability.

We have incurred net losses on an annual basis since our inception. We incurred net losses of $(187,990), $(107,862) and $(79,544), for the years ended December 31, 2020, 2019 and 2018, respectively. We expect our aggregate costs will increase substantially in the foreseeable future and our losses will continue as we expect to invest heavily in increasing our patient base, expanding our operations, hiring additional employees and operating as a public company. These efforts may prove more expensive than we currently anticipate and we may not succeed in increasing our revenues sufficiently to offset these higher expenses. To date, we have financed our operations principally from the sale of our equity, revenue from our patient services and the incurrence of indebtedness. Our net cash flow from operations was negative for the years ended December 31, 2020, 2019 and 2018. We may not generate positive cash flow from operations or profitability in any given period, and our limited operating history may make it difficult for you to evaluate our current business and our future prospects.

We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing industries, including increasing expenses as we continue to grow our business. We expect our operating expenses to increase significantly over the next several years as we continue to hire additional personnel, expand our operations and infrastructure and continue to expand to reach more patients. In addition to the expected costs to grow our business, we also expect to incur additional legal, accounting, tax and other expenses as a newly public company. These investments may be more costly than we expect, and if we do not achieve the benefits anticipated from these investments, or if the realization of these benefits is delayed, they may not result in increased revenues or growth in our business. If our growth rate were to decline significantly or become negative, it could adversely affect our financial condition and results of operations. If we are not able to achieve or maintain positive cash flow in the long term, we may require additional financing, which may not be available on favorable terms or at all and/or which would be dilutive to our shareholders. If we are unable to successfully address these risks and challenges as we encounter them, our business, results of operations and financial condition would be adversely affected. Our failure to achieve or maintain profitability could negatively impact the value of our common stock.

A pandemic, epidemic or outbreak of an infectious disease in the United States or worldwide, including the outbreak of the novel strain of coronavirus disease, COVID-19, could adversely affect our business.

If a pandemic, epidemic or outbreak of an infectious disease occurs in the United States or worldwide, our business may be adversely affected. The severity, magnitude and duration of the current COVID-19 pandemic is uncertain and rapidly changing. As of the date of this filing, the extent to which the COVID-19 pandemic may impact our business, results of operations and financial condition remains uncertain. Furthermore, because of our business model, the full impact of the COVID-19 pandemic may not be fully reflected in our results of operations and overall financial condition until future periods.

Adverse market conditions resulting from the spread of COVID-19 could materially adversely affect our business and the value of our common stock. Numerous state and local jurisdictions, including all markets where we operate, have imposed, and others in the future may impose, “shelter-in-place” orders, quarantines, executive orders and similar government orders and restrictions for their residents to control the spread of COVID-19. Such orders or restrictions have resulted in largely remote operations at our headquarters and centers, work stoppages among some vendors and suppliers, slowdowns and delays, travel restrictions and cancellation of events and have restricted the ability of our front-line outreach teams to host and attend community events, among other effects, thereby significantly and negatively impacting our operations. Other disruptions or potential disruptions include restrictions on the ability of our personnel to travel; inability of our suppliers to manufacture goods and to deliver these to us on a timely basis, or at all; inventory shortages or obsolescence; delays in actions of regulatory  bodies; diversion of or limitations on employee resources that would otherwise be focused on the operations of our business, including because of sickness of employees or their families or the desire of employees to avoid contact with groups of people; business adjustments or disruptions of certain third parties; and additional government requirements or other incremental mitigation efforts. The extent to which the COVID-19 pandemic impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity and spread of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. In addition, the COVID-19 virus disproportionately impacts older adults, especially those with chronic illnesses, which describes many of our patients.

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

While we resumed opening new centers and resumed normal center activity as of the third quarter of 2020, during 2020, in response to the COVID-19 pandemic, we temporarily closed all of our corporate offices, and enabled our entire corporate work force to work remotely. During the second quarter of 2020, we made operational changes to the staffing and operations of our centers to minimize potential exposure to COVID-19. We have also implemented travel restrictions for non-essential business. If the COVID-19 pandemic worsens, especially in regions where we have offices or centers, our business activities originating from affected areas could be adversely affected. Disruptive activities could include business closures in impacted areas, further restrictions on our employees’ and service providers’ ability to travel, impacts to productivity if our employees or their family members experience health issues, and potential delays in hiring and onboarding of new employees. We may take further actions that alter our business operations as may be required by local, state, or federal authorities or that we determine are in the best interests of our employees. Such measures could negatively affect our sales and marketing efforts, sales cycles, employee productivity, or customer retention, any of which could harm our financial condition and business operations.

Due to the COVID-19 pandemic, we may not be able to document the health conditions of our patients as completely as we have in the past. Medicare pays capitation using a “risk adjustment model,” which compensates providers based on the health status (acuity) of each individual patient. Payors with higher acuity patients receive more, and those with lower acuity patients receive less. Medicare requires that a patient’s health issues be documented annually regardless of the permanence of the underlying causes. Historically, this documentation was required to be completed during an in-person visit with a patient. As part of the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, Medicare is allowing documentation for conditions identified during video visits with patients. However, given the disruption caused by COVID-19, it is unclear whether we will be able to document the health conditions of our patients as comprehensively as we did in 2019, which may adversely impact our revenue in future periods.

Also under the CARES Act, the U.S. Department of Health and Human Services distributed grants to healthcare providers to offset the impacts of the COVID-19 pandemic related expenses and lost revenues, also known as the Provider Relief Funds. Grants received are subject to the terms and conditions of the program, including that such funds may only be used to prevent, prepare for, and respond to the COVID-19 pandemic and will reimburse only for health care related expenses or lost revenues that are attributable to the COVID-19 pandemic. Recipients are not required to repay these funds, provided that they attest to and comply with certain terms and conditions, including not using the funds to reimburse expenses or losses that other sources are obligated to reimburse. As of the date of this filing, we have received $8,447 in grants from the Provider Relief Funds. We will continue to monitor our compliance with the terms and conditions of the Provider Relief Funds, including demonstrating that the distributions received have been used for healthcare-related expenses or lost revenue attributable to the COVID-19 pandemic. If we are unable to attest to or comply with current or future terms and conditions our ability to retain some or all of the distributions received may be impacted.

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

To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section, including but not limited to those relating to cyber-attacks and security vulnerabilities, interruptions or delays due to third-parties, or our ability to raise additional capital or generate sufficient cash flows necessary to fulfill our obligations under our existing indebtedness or to expand our operations.

Our relatively limited operating history makes it difficult to evaluate our current business and future prospects.

Our relatively limited operating history makes it difficult to evaluate our current business and plan for our future growth. We opened our first center in Chicago in 2013, with all of our growth occurring in recent years. We entered into our first fully capitated agreements with health plans in 2016, and we have limited experience managing contracts with full risk. We have encountered and will continue to encounter significant risks and uncertainties frequently experienced by new and growing companies in rapidly changing industries, such as determining appropriate investments for our limited resources, competition from other providers, acquiring and retaining patients, hiring, integrating, training and retaining skilled personnel, determining prices for our services, unforeseen expenses and challenges in forecasting accuracy. Although we have successfully expanded our centers’ footprint outside of the Midwest and intend to continue to expand into new geographical locations, we cannot provide assurance that any new centers we open or new geographical locations we enter will be successful. If we are unable to increase our patient enrollment, successfully manage our third-party medical costs or successfully expand into new patient services, our revenues and our ability to achieve and sustain profitability would be impaired. Additional risks include our ability to effectively manage growth, process, store, protect and use personal data in compliance with governmental regulation, contractual obligations and other legal obligations related to privacy and security and manage our obligations as a provider of healthcare services under Medicare and Medicaid. If our assumptions regarding these and other similar risks and uncertainties, which we use to plan our business, are incorrect or change as we gain more experience operating our business or due to changes in our industry, or if we do not address these challenges successfully, our operating and financial results could differ materially from our expectations and our business could suffer.

We expect to continue to increase our headcount and to hire more physicians, nurses and other specialized medical personnel in the future as we grow our business and open new centers. We will need to continue to hire, train and manage additional qualified information technology, operations and marketing staff, and improve and maintain our technology and information systems to properly manage our growth. If our new hires perform poorly, or if we are unsuccessful in hiring, training, managing and integrating these new employees, or if we are not successful in retaining our existing employees, our business may be adversely affected.

Our growth strategy may not prove viable and we may not realize expected results.

Our business strategy is to grow rapidly by expanding our network of primary care centers and is significantly dependent on opening new centers in our existing markets, expanding into new geographical locations, recruiting new patients and partnering or contracting with payors, existing medical practices or other healthcare providers to provide primary care services. We seek growth opportunities both organically and through alliances with payors or other primary care providers. Our ability to grow organically depends upon a number of factors, including recruiting new patients, entering into contracts with additional payors, identifying appropriate facilities, obtaining leases, completing internal build-outs of new facilities within proposed timelines and budgets and hiring care teams and other employees. We cannot guarantee that we will be successful in pursuing our growth strategy. If we fail to evaluate and execute new business opportunities properly, we may not achieve anticipated benefits and may incur increased costs.

Our growth strategy involves a number of risks and uncertainties, including that:

•

we may not be able to successfully enter into contracts with local payors on terms favorable to us or at all. In addition, we compete for payor relationships with other potential players, some of whom may have greater resources than we do. This competition may intensify due to the ongoing consolidation in the healthcare industry, which may increase our costs to pursue such opportunities;

•

we may not be able to recruit or retain a sufficient number of new patients to execute our growth strategy, and we may incur substantial costs to recruit new patients and we may be unable to recruit a sufficient number of new patients to offset those costs;

•	we may not be able to hire sufficient numbers of physicians and other staff and may fail to integrate our employees, particularly our medical personnel, into our care model;
•	when expanding our business into new states, we may be required to comply with laws and regulations that may differ from states in which we currently operate; and
•

depending upon the nature of the local market, we may not be able to implement our business model in every local market that we enter, which could negatively impact our revenues and financial condition.

There can be no assurance that we will be able to successfully capitalize on growth opportunities, which may negatively impact our business model, revenues, results of operations and financial condition.

If we are unable to attract new patients, our revenue growth will be adversely affected.

To increase our revenues, our business strategy is to expand the number of primary care centers in our network. In order to support such growth, we must continue to recruit and retain a sufficient number of new patients. We are focused on the Medicare-eligible population and face competition from other primary healthcare providers in the recruitment of Medicare-eligible potential patients. If we are unable to convince the Medicare- eligible population of the benefits of our Oak Street Platform or if potential or existing patients prefer the care provider model of one of our competitors, we may not be able to effectively implement our growth strategy, which depends on our ability to grow organically and attract new patients. In addition, our growth strategy is dependent on patients electing to move from fee-for-service to capitation arrangements and selecting us as their primary care provider under their MA plan. Plan enrollment selections for MA are made during an annual enrollment period from November into December of each year; therefore, our ability to grow our patient population with capitation arrangements is dependent in part on our ability to successfully recruit MA patients during the annual enrollment period and to convince MA patients to select us as their primary care provider and not subsequently change that election. Our inability to recruit new patients and retain existing patients, particularly those under capitation arrangements, would harm our ability to execute our growth strategy and may have a material adverse effect on our business operations and financial position.

Our revenues and operations are dependent upon a limited number of key payors.

Our operations are dependent on a concentrated number of payors with whom we contract to provide services to patients. We generally manage our payor contracts on a state by state basis, entering into a separate contract in each state with the local affiliate of the relevant payor such that no one local payor contract accounts for a majority of our revenues. When aggregating the revenues associated with each payor through its local affiliates, however, Humana, WellCare/ Meridian and Cigna HealthSpring accounted for a total of approximately 71%, 80% and 86% of our capitated revenue for the years ended December 31, 2020, 2019 and 2018, respectively, and Humana alone accounted for approximately 45%, 57% and 65% of our capitated revenue for the years ended December 31, 2020, 2019 and 2018, respectively. We believe that a majority of our revenues will continue to be derived from a limited number of key payors; they may terminate their contracts with us or our physicians credentialed by them upon the occurrence of certain events. The sudden loss of any of our payor partners or the renegotiation of any of our payor contracts could adversely affect our operating results. In the ordinary course of business, we engage in active discussions and renegotiations with payors in respect of the services we provide and the terms of our payor agreements. As the payors’ businesses respond to market dynamics and financial pressures, and as payors make strategic business decisions in respect of the lines of business they pursue and programs in which they participate, certain of our payors may seek to renegotiate or terminate their agreements with us. These discussions could result in reductions to the fees and changes to the scope of services contemplated by our original payor contracts and consequently could negatively impact our revenues, business and prospects.

Because we rely on a limited number of payors for a significant portion of our revenues, we depend on the creditworthiness of these payors. Our payors are subject to a number of risks including reductions in payment rates from governmental programs, higher than expected health care costs and lack of predictability of financial results when entering new lines of business, particularly with high-risk populations. If the financial condition of our payor partners declines, our credit risk could increase. Should one or more of our significant payor partners declare bankruptcy, be declared insolvent or otherwise be restricted by state or federal laws or regulation from continuing in some or all of their operations, this could adversely affect our ongoing revenues, the collectability of our accounts receivable, our bad debt reserves and our net income.

Although we have long-term contracts with many payors, these contracts may be terminated before their term expires for various reasons, such as changes in the regulatory landscape and poor performance by us, subject to certain conditions. Certain of our contracts are terminable immediately upon the occurrence of certain events. Certain of our contracts may be terminated immediately by the partner if we lose applicable licenses, go bankrupt, lose our liability insurance or receive an exclusion, suspension or debarment from state or federal government authorities. Additionally, if a payor were to lose applicable licenses, go bankrupt, lose liability insurance, become insolvent, file for bankruptcy or receive an exclusion, suspension or debarment from state or federal government authorities, our contract with such payor could in effect be terminated. In addition, certain of our contracts may be terminated immediately if we become insolvent or file for bankruptcy. If any of our contracts with our payors is terminated, we may not be able to recover all fees due under the terminated contract, which may adversely affect our operating results.

The termination or non-renewal of the Medicare Advantage contracts held by the health plans with which we contract, or the termination or non-renewal of our contracts with those plans, could have a material adverse effect on our revenues and our operations.

In addition to contracting directly with CMS to participate in Medicare, we also contract with other health plans to provide capitated care services with respect to certain of their MA and commercial members. Our contracts with Humana to provide capitated care services for their members accounted for approximately 45%, 57% and 65% of our capitated revenue for the years ended December 31, 2020, 2019 and 2018, respectively. If a plan with which we contract for these services loses its Medicare contracts with CMS, receives reduced or insufficient government reimbursement under the Medicare program, decides to discontinue its MA and/or commercial plans, decides to contract with another company to provide capitated care services to its members, or decides to directly provide care, our contract with that plan could be at risk and we could lose revenue. In addition, certain of our contracts with health plans are terminable without cause. If any of these contracts were terminated, certain patients covered by such plans may choose to shift to another primary care provider within their health plan’s network. Moreover, our inability to maintain our agreements with health plans, in particular with key payors such as Humana, with respect to their MA members or to negotiate favorable terms for those agreements in the future, could result in the loss of patients and could have a material adverse effect on our profitability and business.

Changes in the payor mix of patients and potential decreases in our reimbursement rates as a result of consolidation among plans could adversely affect our revenues and results of operation.

The amounts we receive for services provided to patients are determined by a number of factors, including the payor mix of our patients and the reimbursement methodologies and rates utilized by our patients’ plans.

Reimbursement rates are generally higher for capitation agreements than they are under fee-for-service arrangements, and capitation agreements provide us with an opportunity to capture any additional surplus we create by investing in preventive care to keep a particular patient’s third-party medical expenses low. Under a capitation plan such as MA, we receive a fixed fee PPPM for services. Under a fee-for-service payor arrangement, we collect fees directly from the payor as services are provided. Fee-for-service arrangements accounted for approximately 1%, 1%, and 2% of our revenues for the years ended December 31, 2020, 2019 and 2018, respectively. Capitation arrangements accounted for approximately 96%, 97%, and 97% of our revenues for the years ended December 31, 2020, 2019 and 2018, respectively.  A significant decrease in the number of capitation arrangements could adversely affect our revenues and results of operation.

The healthcare industry has also experienced a trend of consolidation, resulting in fewer but larger payors that have significant bargaining power, given their market share. Payments from payors are the result of negotiated rates. These rates may decline based on renegotiations and larger payors have significant bargaining power to negotiate higher discounted fee arrangements with healthcare providers. As a result, payors increasingly are demanding discounted fee structures or the assumption by healthcare providers of all or a portion of the financial risk related to paying for care provided through capitation agreements.

If we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of service and patient satisfaction or adequately address competitive challenges.

We have experienced and may continue to experience, rapid growth and organizational change, which has placed, and may continue to place, significant demands on our management and our operational and financial resources. Additionally, our organizational structure may become more complex as we improve our operational, financial and management controls, as well as our reporting systems and procedures. We may require significant capital expenditures and the allocation of valuable management resources to grow and change in these areas. We must effectively increase our headcount and continue to effectively train and manage our employees. We will be unable to manage our business effectively if we are unable to alleviate the strain on resources caused by growth in a timely and successful manner. If we fail to effectively manage our anticipated growth and change, the quality of our services may suffer, which could negatively affect our brand and reputation and harm our ability to attract and retain patients and employees.

In addition, as we expand our business, it is important that we continue to maintain a high level of patient service and satisfaction. As our patient base continues to grow, we will need to expand our medical, patient services and other personnel, and our network of partners, to provide personalized patient service. If we are not able to continue to provide high quality medical care with high levels of patient satisfaction, our reputation, as well as our business, results of operations and financial condition could be adversely affected.

The healthcare industry is highly competitive.

We compete directly with national, regional and local providers of healthcare for patients and physicians. There are many other companies and individuals currently providing healthcare services, many of which have been in business longer and/or have substantially more resources. Since there are virtually no substantial capital expenditures required for providing healthcare services, there are few financial barriers to entry in the healthcare industry. Other companies could enter the healthcare industry in the future and divert some or all of our business. Our ability to compete successfully varies from location to location and depends on a number of factors, including the number of competing primary care facilities in the local market and the types of services available at those facilities, our local reputation for quality care of patients, the commitment and expertise of our medical staff, our local service offerings and community programs, the cost of care in each locality, and the physical appearance, location, age and condition of our facilities. If we are unable to attract patients to our centers, our revenues and profitability will be adversely affected. Some of our competitors may have greater recognition and be more established in their respective communities than we are and may have greater financial and other resources than we have. Competing primary care providers may also offer larger facilities or different programs or services than we do, which, combined with the foregoing factors, may result in our competitors being more attractive to our current patients, potential patients and referral sources. Furthermore, while we budget for routine capital expenditures at our facilities to keep them competitive in their respective markets, to the extent that competitive forces cause those expenditures to increase in the future, our financial condition may be negatively affected. In addition, our relationships with governmental and private third-party payors are not exclusive and our competitors have established or could seek to establish relationships with such payors to serve their covered patients. Additionally, as we expand into new geographies, we may encounter competitors with stronger relationships or recognition in the community in such new geography, which could give those competitors an advantage in obtaining new patients. Individual physicians, physician groups and companies in other healthcare industry segments, including those with which we have contracts, and some of which have greater financial, marketing and staffing resources, may become competitors in providing health care services, and this competition may have a material adverse effect on our business operations and financial position.

New physicians and other providers must be properly enrolled in governmental healthcare programs before we can receive reimbursement for their services, and there may be delays in the enrollment process.

Each time a new physician joins us, we must enroll the physician under our applicable group identification number for Medicare and Medicaid programs and for certain managed care and private insurance programs before we can receive reimbursement for services the physician renders to beneficiaries of those programs. The estimated time to receive approval for the enrollment is sometimes difficult to predict. These practices result in delayed reimbursement that may adversely affect our cash flows.

With respect to Medicare, providers can retrospectively bill Medicare for services provided 30 days prior to the effective date of the enrollment. In addition, the enrollment rules provide that the effective date of the enrollment will be the later of the date on which the enrollment application was filed and approved by the Medicare contractor, or the date on which the provider began providing services. If we are unable to properly enroll physicians and other applicable healthcare professionals within the 30 days after the provider begins providing services, we will be precluded from billing Medicare for any services which were provided to a Medicare beneficiary more than 30 days prior to the effective date of the enrollment. With respect to Medicaid, new enrollment rules and whether a state will allow providers to retrospectively bill Medicaid for services provided prior to submitting an enrollment application varies by state. Failure to timely enroll providers could reduce our physician services segment total revenues and have a material adverse effect on the business, financial condition or results of operations of our physician services segment.

The Affordable Care Act of 2010 (the “ACA”), as currently structured, added additional enrollment requirements for Medicare and Medicaid, which have been further enhanced through implementing regulations and increased enforcement scrutiny. Every enrolled provider must revalidate its enrollment at regular intervals and must update the Medicare contractors and many state Medicaid programs with significant changes on a timely basis. If we fail to provide sufficient documentation as required to maintain our enrollment, Medicare and Medicaid could deny continued future enrollment or revoke our enrollment and billing privileges.

The requirements for enrollment, licensure, certification, and accreditation may include notification or approval in the event of a transfer or change of ownership or certain other changes. Other agencies or payors with which we have contracts may have similar requirements, and some of these processes may be complex. Failure to provide required notifications or obtain necessary approvals may result in the delay or inability to complete an acquisition or transfer, loss of licensure, lapses in reimbursement, or other penalties. While we make reasonable efforts to substantially comply with these requirements, we cannot assure you that the agencies that administer these programs or have awarded us contracts will not find that we have failed to comply in some material respects. A finding of non-compliance and any resulting payment delays, refund demands or other sanctions could have a material adverse effect on our business, financial condition or results of operations.

Reductions in Medicare reimbursement rates or changes in the rules governing the Medicare program could have a material adverse effect on our financial condition and results of operations.

We receive the majority of our revenues from Medicare, either directly or through MA plans, and revenues from Medicare accounted for 96%, 97% and 97% of our revenues for each of the years ended December 31, 2020, 2019 and 2018, respectively. In addition, many private payors base their reimbursement rates on the published Medicare rates or are themselves reimbursed by Medicare for the services we provide. As a result, our results of operations are, in part, dependent on government funding levels for Medicare programs, particularly MA programs. Any changes that limit or reduce MA or general Medicare reimbursement levels, such as reductions in or limitations of reimbursement amounts or rates under programs, reductions in funding of programs, expansion of benefits without adequate funding, elimination of coverage for certain benefits, or elimination of coverage for certain individuals or treatments under programs, could have a material adverse effect on our business, results of operations, financial condition and cash flows.

The Medicare program and its reimbursement rates and rules are subject to frequent change. These include statutory and regulatory changes, rate adjustments (including retroactive adjustments), administrative or executive orders and government funding restrictions, all of which may materially adversely affect the rates at which Medicare reimburses us for our services. Budget pressures often lead the federal government to reduce or place limits on reimbursement rates under Medicare. Implementation of these and other types of measures has in the past and could in the future result in substantial reductions in our revenues and operating margins. For example, due to the federal sequestration, an automatic 2% reduction in Medicare spending took effect beginning in April 2013. The CARES Act, which was signed into law on March 27, 2020, designed to provide financial support and resources to individuals and businesses affected by the COVID-19 pandemic, temporarily suspended these reductions from May 1, 2020 through March 31, 2021, and extended the sequester by one year, through 2030.

Each year, CMS issues a final rule to establish the MA benchmark payment rates for the following calendar year. Any reduction to MA rates impacting us that is greater than the industry average rate may have a material adverse effect on our business, results of operations, financial condition and cash flows. The final impact of the MA rates can vary from any estimate we may have and may be further impacted by the relative growth of our MA patient volumes across markets as well as by the benefit plan designs submitted. It is possible that we may underestimate the impact of the MA rates on our business, which could have a material adverse effect on our business, results of operations, financial condition and cash flows. In addition, our MA revenues may continue to be volatile in the future, which could have a material adverse impact on our business, results of operations, financial condition and cash flows.

In addition, CMS often changes the rules governing the Medicare program, including those governing reimbursement. Changes that could adversely affect our business include:

•	administrative or legislative changes to base rates or the bases of payment;
•	limits on the services or types of providers for which Medicare will provide reimbursement;
•	changes in methodology for patient assessment and/or determination of payment levels;
•	the reduction or elimination of annual rate increases; or
•	an increase in co-payments or deductibles payable by beneficiaries.

Recent legislative, judicial and executive efforts to enact further healthcare reform legislation have caused the future state of the exchanges, other reforms under the ACA, and many core aspects of the current U.S. health care system to be unclear. While specific changes and their timing are not yet apparent, enacted reforms and future legislative, regulatory, judicial, or executive changes, particularly any changes to the MA program, could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Among the important statutory changes that are being implemented by CMS include provisions of the IMPACT Act. This law imposes a stringent timeline for implementing benchmark quality measures and data metrics across post-acute care providers. The enactment also mandates specific actions to design a unified payment methodology for post-acute providers. CMS is in the process of promulgating regulations to implement provisions of this enactment. Depending on the final details, the costs of implementation could be significant.

The failure to meet implementation requirements could expose providers to fines and payment reductions.

There is also uncertainty regarding both MA payment rates and beneficiary enrollment, which, if reduced, would reduce our overall revenues and net income. For example, although the Congressional Budget Office (“CBO”) predicted in 2010 that MA participation would drop substantially by 2020, the CBO has more recently predicted, without taking into account potential future reforms, that enrollment in MA (and other contracts covering Medicare Parts A and B) could reach 31 million by 2027. Although MA enrollment increased by approximately 5.6 million, or by 50%, between the enactment of the ACA in 2010 and 2015, there can be no assurance that this trend will continue. Further, fluctuation in MA payment rates are evidenced by CMS’s annual announcement of the expected average change in revenue from the prior year: for 2020, CMS announced an average increase of 2.5%; for 2019, 3.4% and 0.5% for 2018. Uncertainty over MA enrollment and payment rates present a continuing risk to our business.

According to the Kaiser Family Foundation (“KFF”), MA enrollment continues to be highly concentrated among a few payors, both nationally and in local regions. In 2018, the KFF reported that three payors together accounted for more than half of MA enrollment and seven firms accounted for approximately 75% of the lives. Consolidation among MA plans in certain regions, or the Medicare program’s failure to attract additional plans to participate in the MA program, could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Reductions in reimbursement rates or the scope of services being reimbursed could have a material, adverse effect on our financial condition and results of operations or even result in reimbursement rates that are insufficient to cover our operating expenses. Additionally, any delay or default by the government in making Medicare reimbursement payments could materially and adversely affect our business, financial condition and results of operations.

We primarily depend on reimbursements by third-party payors, as well as payments by individuals, which could lead to delays and uncertainties in the reimbursement process.

The reimbursement process is complex and can involve lengthy delays. Although we recognize revenues when we provide services to our patients, we may from time to time experience delays in receiving the associated capitation payments or, for our patients on fee-for-service arrangements, the reimbursement for the service provided. In addition, third-party payors may disallow, in whole or in part, requests for reimbursement based on determinations that the patient is not eligible for coverage, certain amounts are not reimbursable under plan coverage or were for services provided that were not medically necessary or additional supporting documentation is necessary. Retroactive adjustments may change amounts realized from third-party payors. As described below, we are subject to audits by such payors, including governmental audits of our Medicare claims, and may be required to repay these payors if a finding is made that we were incorrectly reimbursed. Delays and uncertainties in the reimbursement process may adversely affect accounts receivable, increase the overall costs of collection and cause us to incur additional borrowing costs. Third-party payors are also increasingly focused on controlling healthcare costs, and such efforts, including any revisions to reimbursement policies, may further complicate and delay our reimbursement claims.

In addition, certain of our patients are covered under health plans that require the patient to cover a portion of their own healthcare expenses through the payment of copayments or deductibles. We may not be able to collect the full amounts due with respect to these payments that are the patient’s financial responsibility, or in those instances where physicians provide services to uninsured individuals. To the extent permitted by law, amounts not covered by third-party payors are the obligations of individual patients for which we may not receive whole or partial payment. Any increase in cost shifting from third-party payors to individual patients, including as a result of high deductible plans for patients, increases our collection costs and reduces overall collections. We have a financial assistance policy in which we assess patients for financial hardship and other criteria that are used to make a good-faith determination of financial need. If a patient is deemed to meet these criteria, we will waive or reduce that patient’s obligation to pay copayments, coinsurance or deductible amounts owed for the services we provide to them. If we were to experience a substantial increase in the number of patients qualifying for such waivers or reductions or in the volume of patient receivables deemed uncollectible, our costs could increase significantly and we may not be able to offset such additional costs with sufficient revenue.

In response to the COVID-19 pandemic, CMS has made several changes in the manner in which Medicare will pay for telehealth visits, many of which relax previous requirements, including site requirements for both the providers and patients, telehealth modality requirements and others. State law applicable to telehealth, particularly licensure requirements, has also been relaxed in many jurisdictions as a result of the COVID-19 pandemic. These relaxed regulations have allowed us to continue operating our business and delivering care to our patients predominantly through telehealth modalities. It is unclear which, if any, of these changes will remain in place permanently and which will be rolled-back following the COVID-19 pandemic. If regulations change to restrict our ability to or prohibit us from delivering care through telehealth modalities, our financial condition and results of operations may be adversely affected.

Under most of our agreements with health plans, we assume some or all of the risk that the cost of providing services will exceed our compensation.

Approximately 96%, 97% and 97% of our revenues for the years ended December 31, 2020, 2019 and 2018, respectively, is derived from fixed fees paid by health plans under capitation agreements with us. While there are variations specific to each agreement, we generally contract with health plans to receive a fixed fee per month for professional services and assume the financial responsibility for the healthcare expenses of our patients. This type of contract is referred to as a “capitation” contract. To the extent that patients require more care than is anticipated and/or the cost of care increases, aggregate fixed compensation amounts, or capitation payments, may be insufficient to cover the costs associated with treatment. If medical costs and expenses exceed estimates, except in very limited circumstances, we will not be able to increase the fee received under these risk agreements during their then-current terms and we could suffer losses with respect to such agreements.

Changes in our anticipated ratio of medical expenses to revenues can significantly impact our financial results.

Accordingly, the failure to adequately predict and control medical costs and expenses and to make reasonable estimates and maintain adequate accruals for incurred but not reported claims, could have a material adverse effect on our business, results of operations, financial condition and cash flows. Additionally, the Medicare expenses of our patients may be outside of our control in the event that patients take certain actions that increase such expenses, such as unnecessary hospital visits.

Historically, our medical costs and expenses as a percentage of revenues have fluctuated. Factors that may cause medical expenses to exceed estimates include:

•	the health status of patients and higher levels of hospitalization;
•	higher than expected utilization of new or existing healthcare services or technologies;
•	an increase in the cost of healthcare services and supplies, whether as a result of inflation or otherwise;
•	changes to mandated benefits or other changes in healthcare laws, regulations and practices;
•	increased costs attributable to specialist physicians, hospitals and ancillary providers;
•	changes in the demographics of our patients and medical trends;
•	contractual or claims disputes with providers, hospitals or other service providers within and outside a health plan’s network;

•	the occurrence of catastrophes, major epidemics or acts of terrorism; and
•	the reduction of health plan premiums.

Renegotiation, non-renewal or termination of capitation agreements with health plans could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Under most of our capitation agreements with health plans, the health plan is generally permitted to modify the benefit and risk obligations and compensation rights from time to time during the terms of the agreements. If a health plan exercises its right to amend its benefit and risk obligations and compensation rights, we are generally allowed a period of time to object to such amendment. If we so object, under some of the risk agreements, the relevant health plan may terminate the applicable agreement upon 90 to 180 days written notice. If we enter into capitation contracts with unfavorable economic terms, or a capitation contract is amended to include unfavorable terms, we could suffer losses with respect to such contract. Since we do not negotiate with CMS or any health plan regarding the benefits to be provided under their MA plans, we often have just a few months to familiarize ourselves with each new annual package of benefits we are expected to offer. Depending on the health plan at issue and the amount of revenue associated with the health plan’s capitation agreement, the renegotiated terms or termination could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Medicare’s risk adjustment payment system makes our revenues and profitability difficult to predict and could result in material adverse impacts to our adjustments to our results of operations.

        CMS has implemented a risk adjustment payment system for Medicare health plans to improve the accuracy of payments and establish appropriate compensation for Medicare plans that enroll and treat less healthy Medicare beneficiaries. CMS’s risk adjustment model bases a portion of the total CMS reimbursement payments on various clinical and demographic factors, including hospital inpatient diagnoses, diagnosis data from hospital outpatient facilities and physician visits, gender, age and Medicaid eligibility. CMS requires that all managed care companies capture, collect and report the necessary diagnosis code information to CMS, which information is subject to review and audit for accuracy by CMS. This risk adjustment payment system has an indirect impact on the payments we received from our contracted Medicare Advantage payers. Although we, and the payers with which we contract, have auditing and monitoring processes in place to collect and provide accurate risk adjustment data to CMS for these purposes, that program may not be sufficient to ensure accuracy. If the risk adjustment data submitted by us or our payers incorrectly overstates the health risk of our patients, we might be required to return to the payer or CMS, overpayments and/or be subject to penalties or sanctions, or if the data incorrectly understates the health risk of our members, we might be underpaid for the care that we must provide to our patients, any of which could harm our reputation and have a negative impact on our results of operations and financial condition. CMS may also change the way that they measure risk and the impact on any such changes on our business are uncertain.

        As a result of the COVID-19 pandemic, risk adjustment scores may also fall as a result of reduced data collection, decreased patient visits or delayed medical care and limitations on payments for certain telehealth services. As a result of the variability of factors affecting our patients’ risk scores, the actual payments we receive from our payers, after all adjustments, could be materially more or less than our estimates. Consequently, our estimate of our patients’ aggregate member risk scores for any period may result in favorable or unfavorable adjustments to our Medicare premium revenues, which may affect our profitability.

There are significant risks associated with estimating the amount of revenues that we recognize under our risk agreements with health plans, and if our estimates of revenues are materially inaccurate, it could impact the timing and the amount of our revenue recognition or have a material adverse effect on our business, results of operations, financial condition and cash flows.

There are significant risks associated with estimating the amount of revenues that we recognize under our risk agreements with health plans in a reporting period. The billing and collection process is complex due to ongoing insurance coverage changes, geographic coverage differences, differing interpretations of contract coverage and other payor issues, such as ensuring appropriate documentation. Determining applicable primary and secondary coverage for our patients, together with the changes in patient coverage that occur each month, requires complex, resource-intensive processes. Errors in determining the correct coordination of benefits may result in refunds to payors. Revenues associated with Medicare and Medicaid programs are also subject to estimating risk related to the amounts not paid by the primary government payor that will ultimately be collectible from other government programs paying secondary coverage, the patient’s commercial health plan secondary coverage or the patient. Collections, refunds and payor retractions typically continue to occur for up to three years and longer after services are provided. If our estimates of revenues are materially inaccurate, it could impact the timing and the amount of our revenues recognition and have a material adverse impact on our business, results of operations, financial condition and cash flows.

Security breaches, loss of data and other disruptions could compromise sensitive information related to our business or our patients, or prevent us from accessing critical information and expose us to liability, which could adversely affect our business and our reputation.

In the ordinary course of our business, we collect, store, use and disclose sensitive data, including protected health information (“PHI”), and other types of personal data or personally identifiable information (“PII”) relating to our employees, patients and others. We also process and store, and use third-party service providers to process and store, sensitive information, including intellectual property, confidential information and other proprietary business information. We manage and maintain such sensitive data and information utilizing a combination of on-site systems, managed data center systems and cloud-based computing center systems.

We are highly dependent on information technology networks and systems, including the internet, to securely process, transmit and store this sensitive data and information. Security breaches of this infrastructure, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, and employee or contractor error, negligence or malfeasance, can create system disruptions, shutdowns or unauthorized disclosure or modifications of such sensitive data or information, causing PHI or other PII to be accessed or acquired without authorization or to become publicly available. We utilize third-party service providers for important aspects of the collection, storage, processing and transmission of employee, user and patient information, and other confidential and sensitive information, and therefore rely on third parties to manage functions that have material cybersecurity risks. Because of the sensitivity of the PHI, other PII and other sensitive information we and our service providers collect, store, transmit, and otherwise process, the security of our technology platform and other aspects of our services, including those provided or facilitated by our third- party service providers, are important to our operations and business strategy. We take certain administrative, physical and technological safeguards to address these risks, such as by requiring contractors and other third- party service providers who handle this PHI, other PII and other sensitive information for us to enter into agreements that contractually obligate them to use reasonable efforts to safeguard such PHI, other PII, and other sensitive information. Measures taken to protect our systems, those of our contractors or third-party service providers, or the PHI, other PII, or other sensitive information we or contractors or third-party service providers process or maintain, may not adequately protect us from the risks associated with the collection, storage, processing and transmission of such sensitive data and information. We may be required to expend significant capital and other resources to protect against security breaches or to alleviate problems caused by security breaches. Despite our implementation of security measures, cyber-attacks are becoming more sophisticated and frequent. As a result, we or our third-party service providers may be unable to anticipate these techniques or to implement adequate protective measures.

A security breach or privacy violation that leads to disclosure or unauthorized use or modification of, or that prevents access to or otherwise impacts the confidentiality, security, or integrity of, patient information,  including PHI or other PII, or other sensitive information we or our contractors or third-party service providers maintain or otherwise process, could harm our reputation, compel us to comply with breach notification laws, cause us to incur significant costs for remediation, fines, penalties, notification to individuals and for measures intended to repair or replace systems or technology and to prevent future occurrences, potential increases in insurance premiums, and require us to verify the accuracy of database contents, resulting in increased costs or loss of revenue. If we are unable to prevent or mitigate such security breaches or privacy violations or implement satisfactory remedial measures, or if it is perceived that we have been unable to do so, our operations could be disrupted, we may be unable to provide access to our systems, and we could suffer a loss of patients, and we may as a result suffer loss of reputation, adverse impacts on patient and investor confidence, financial loss, governmental investigations or other actions, regulatory or contractual penalties, and other claims and liability. In addition, security breaches and other inappropriate access to, or acquisition or processing of, information can be difficult to detect, and any delay in identifying such incidents or in providing any notification of such incidents may lead to increased harm.

Any such breach or interruption of our systems or those of any of our third-party service providers could compromise our networks or data security processes and sensitive information could be made inaccessible or could be accessed by unauthorized parties, publicly disclosed, lost or stolen. Any such interruption in access, improper access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws and regulations that protect the privacy of member information or other personal information, such as the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (the “HITECH Act”), and their implementing regulations (collectively known as “HIPAA”), and regulatory penalties. Unauthorized access, loss or dissemination could also disrupt our operations, including our ability to perform our services, access patient health information, collect, process, and prepare company financial information, provide information about our current and future services and engage in other patient and clinician education and outreach efforts. Any such breach could also result in the compromise of our trade secrets and other proprietary information, which could adversely affect our business and competitive position. While we maintain insurance covering certain security and privacy damages and claim expenses, we may not carry insurance or maintain coverage sufficient to compensate for all liability and in any event, insurance coverage would not address the reputational damage that could result from a security incident.

As a result of becoming a public company, we are obligated to develop and maintain proper and effective internal control over financial reporting in order to comply with Section 404 of the Sarbanes- Oxley Act. We may not complete our analysis of our internal control over financial reporting in a timely manner, or these internal controls may not be determined to be effective, which may adversely affect investor confidence in us and, as a result, the value of our common stock. In addition, because of our status as an emerging growth company, investors will not be able to depend on any attestation from our independent registered public accountants as to our internal control over financial reporting for the foreseeable future.

As a result of our IPO, we are required by Section 404 of the Sarbanes-Oxley Act to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting as of the year ending December 31, 2021. The process of designing and implementing internal control over financial reporting required to comply with this requirement will be time- consuming, costly and complicated. If during the evaluation and testing process we identify one or more other material weaknesses in our internal control over financial reporting, our management will be unable to assert that our internal control over financial reporting is effective. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act.

Even if our management concludes that our internal control over financial reporting is effective, our independent registered public accounting firm may issue a report that is qualified if it is not satisfied with our controls or the level at which our controls are documented, designed, operated or reviewed. However, our independent registered public accounting firm will not be required to attest formally to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until the later of the filing of our second annual report following the completion of our IPO or the date we are no longer an “emerging growth company,” as defined in the JOBS Act. Accordingly, you will not be able to depend on any attestation concerning our internal control over financial reporting from our independent registered public accountants for the foreseeable future.

We cannot be certain as to the timing of completion of our evaluation, testing and any remediation actions or the impact of the same on our operations. If we are not able to implement the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner or with adequate compliance, our independent registered public accounting firm may issue an adverse opinion due to ineffective internal controls over financial reporting, and we may be subject to sanctions or investigation by regulatory authorities, such as the SEC. As a result, there could be a negative reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, we may be required to incur costs in improving our internal control system and the hiring of additional personnel. Any such action could negatively affect our results of operations and cash flows.

Disruptions in our disaster recovery systems or management continuity planning could limit our ability to operate our business effectively.

Our information technology systems facilitate our ability to conduct our business. While we have disaster recovery systems and business continuity plans in place, any disruptions in our disaster recovery systems or the failure of these systems to operate as expected could, depending on the magnitude of the problem, adversely affect our operating results by limiting our capacity to effectively monitor and control our operations. Despite our implementation of a variety of security measures, our information technology systems could be subject to physical or electronic break-ins, and similar disruptions from unauthorized tampering or any weather-related disruptions where our headquarters is located. In addition, in the event that a significant number of our management personnel were unavailable in the event of a disaster, our ability to effectively conduct business could be adversely affected.

We may be subject to legal proceedings and litigation, including intellectual property and privacy disputes, which are costly to defend and could materially harm our business and results of operations.

We may be party to lawsuits and legal proceedings in the normal course of business. These matters are often expensive and disruptive to normal business operations. We may face allegations, lawsuits and regulatory inquiries, audits and investigations regarding data privacy, security, labor and employment, consumer protection and intellectual property infringement, including claims related to privacy, patents, publicity, trademarks, copyrights and other rights. We may also face allegations or litigation related to our acquisitions, securities issuances or business practices, including public disclosures about our business. Litigation and regulatory proceedings may be protracted and expensive, and the results are difficult to predict. Certain of these matters may include speculative claims for substantial or indeterminate amounts of damages and include claims for injunctive relief. Additionally, our litigation costs could be significant. Adverse outcomes with respect to litigation or any of these legal proceedings may result in significant settlement costs or judgments, penalties and fines, or require us to modify our services or require us to stop serving certain patients or geographies, all of which could negatively impact our geographical expansion and revenue growth. We may also become subject to periodic audits, which would likely increase our regulatory compliance costs and may require us to change our business practices, which could negatively impact our revenue growth. Managing legal proceedings, litigation and audits, even if we achieve favorable outcomes, is time-consuming and diverts management’s attention from our business.

The results of regulatory proceedings, litigation, claims, and audits cannot be predicted with certainty, and determining reserves for pending litigation and other legal, regulatory and audit matters requires significant judgment. There can be no assurance that our expectations will prove correct, and even if these matters are resolved in our favor or without significant cash settlements, these matters, and the time and resources necessary to litigate or resolve them, could harm our reputation, business, financial condition, results of operations and the market price of our common stock.

We also may be subject to lawsuits under the False Claims Act (the “FCA”) and comparable state laws for submitting allegedly fraudulent or otherwise inappropriate bills for services to the Medicare and Medicaid programs. These lawsuits, which may be initiated by government authorities as well as private party relators, can involve significant monetary damages, fines, attorney fees and the award of bounties to private plaintiffs who successfully bring these suits, as well as to the government programs. In recent years, government oversight and law enforcement have become increasingly active and aggressive in investigating and taking legal action against potential fraud and abuse.

Furthermore, our business exposes us to potential medical malpractice, professional negligence or other related actions or claims that are inherent in the provision of healthcare services. These claims, with or without merit, could cause us to incur substantial costs, and could place a significant strain on our financial resources, divert the attention of management from our core business, harm our reputation and adversely affect our ability to attract and retain patients, any of which could have a material adverse effect on our business, financial condition and results of operations.

Although we maintain third-party professional liability insurance coverage, it is possible that claims against us may exceed the coverage limits of our insurance policies. Even if any professional liability loss is covered by an insurance policy, these policies typically have substantial deductibles for which we are responsible.

Professional liability claims in excess of applicable insurance coverage could have a material adverse effect on our business, financial condition and results of operations. In addition, any professional liability claim brought against us, with or without merit, could result in an increase of our professional liability insurance premiums. Insurance coverage varies in cost and can be difficult to obtain, and we cannot guarantee that we will be able to obtain insurance coverage in the future on terms acceptable to us or at all. If our costs of insurance and claims increase, then our earnings could decline.

Reductions in the quality ratings of the health plans we serve could have a material adverse effect on our business, results of operations, financial condition and cash flows.

As a result of the ACA, the level of reimbursement each health plan receives from CMS is dependent, in part, upon the quality rating of the Medicare plan. Such ratings impact the percentage of any cost savings rebate and any bonuses earned by such health plan. Since a significant portion of our revenue is expected to be calculated as a percentage of CMS reimbursements received by these health plans with respect to our patients, reductions in the quality ratings of a health plan that we serve could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Given each health plan’s control of its plans and the many other providers that serve such plans, we believe that we will have limited ability to influence the overall quality rating of any such plan. The Balanced Budget Act passed in February 2018 implemented certain changes to prevent artificial inflation of star ratings for MA plans offered by the same organization. In addition, CMS has terminated plans that have had a rating of less than three stars for three consecutive years, whereas MA plans with five stars are permitted to conduct enrollment throughout almost the entire year. Because low quality ratings can potentially lead to the termination of a plan that we serve, we may not be able to prevent the potential termination of a contracting plan or a shift of patients to other plans based upon quality issues which could, in turn, have a material adverse effect on our business, results of operations, financial condition and cash flows.

If our agreements or arrangements with any physician equity holder of our practices are deemed invalid under state law, including laws against the corporate practice of medicine, or federal law, or are terminated as a result of changes in state law, or if there is a change in accounting standards by the Financial Accounting Standards Board (“FASB”) or the interpretation thereof affecting consolidation of entities, it could have a material adverse effect on our consolidation of total revenues derived from such practices.

Our financial statements are consolidated in accordance with applicable accounting standards and include the accounts of our majority-owned subsidiaries and certain non-owned associated and managed practices. Such consolidation for accounting and/or tax purposes does not, is not intended to, and should not be deemed to, imply or provide us any control over the medical or clinical affairs of such practices. In the event of a change in accounting standards promulgated by FASB or in interpretation of its standards, or if there is an adverse determination by a regulatory agency or a court, or a change in state or federal law relating to the ability to maintain present agreements or arrangements with such practices, we may not be permitted to continue to consolidate the total revenues of such practices.

If we are not able to maintain and enhance our reputation and brand recognition, including through the maintenance and protection of trademarks, our business and results of operations will be harmed.

We believe that maintaining and enhancing our reputation and brand recognition is critical to our relationships with both patients and payors and to our ability to attract new patients. The promotion of our brand may require us to make substantial investments and we anticipate that, as our market becomes increasingly competitive, these marketing initiatives may become increasingly difficult and expensive. Our marketing activities may not be successful or yield increased revenue, and to the extent that these activities yield increased revenue, the increased revenue may not offset the expenses we incur and our results of operations could be harmed. In addition, any factor that diminishes our reputation or that of our management, including failing to meet the expectations of or provide quality medical care for our patients, or any adverse publicity or litigation involving or surrounding us, one of our centers or our management, could make it substantially more difficult for us to attract new patients. Similarly, because our existing patients often act as references for us with prospective new patients, any existing patient that questions the quality of our care could impair our ability to secure additional new patients. In addition, negative publicity resulting from any adverse government payor audit could injure our reputation. If we do not successfully maintain and enhance our reputation and brand recognition, our business may not grow and we could lose our relationships with patients, which would harm our business, results of operations and financial condition.

The registered or unregistered trademarks or trade names that we own or license may be challenged, infringed, circumvented, declared generic, lapsed or determined to be infringing on or dilutive of other marks. We may not be able to protect our rights in these trademarks and trade names, which we need in order to build name recognition with patients, payors and other partners. In addition, third parties may in the future file for registration of trademarks similar or identical to our trademarks. If they succeed in registering or developing common law rights in such trademarks, and if we are not successful in challenging such third-party rights, we may not be able to use these trademarks to commercialize our technologies in certain relevant jurisdictions. If we are unable to establish name recognition based on our trademarks and trade names, we may not be able to compete effectively and our brand recognition, reputation and results of operations may be adversely affected.

Our business depends on our ability to effectively invest in, implement improvements to and properly maintain the uninterrupted operation and data integrity of our information technology and other business systems.

Our business is highly dependent on maintaining effective information systems as well as the integrity and timeliness of the data we use to serve our patients, support our care teams and operate our business. Because of the large amount of data that we collect and manage, it is possible that hardware failures or errors in our systems could result in data loss or corruption or cause the information that we collect to be incomplete or contain inaccuracies that our partners regard as significant. If our data were found to be inaccurate or unreliable due to fraud or other error, or if we, or any of the third-party service providers we engage, were to fail to maintain information systems and data integrity effectively, we could experience operational disruptions that may impact our patients and care teams and hinder our ability to provide services, establish appropriate pricing for services, retain and attract patients, manage our patient risk profiles, establish reserves, report financial results timely and accurately and maintain regulatory compliance, among other things.

Our information technology strategy and execution are critical to our continued success. We must continue to invest in long-term solutions that will enable us to anticipate patient needs and expectations, enhance the patient experience, act as a differentiator in the market and protect against cybersecurity risks and threats. Our success is dependent, in large part, on maintaining the effectiveness of existing technology systems and continuing to deliver and enhance technology systems that support our business processes in a cost-efficient and resource-efficient manner. Increasing regulatory and legislative changes will place additional demands on our information technology infrastructure that could have a direct impact on resources available for other projects tied to our strategic initiatives. In addition, recent trends toward greater patient engagement in health care require new and enhanced technologies, including more sophisticated applications for mobile devices. Connectivity among technologies is becoming increasingly important. We must also develop new systems to meet current market standards and keep pace with continuing changes in information processing technology, evolving industry and regulatory standards and patient needs. Failure to do so may present compliance challenges and impede our ability to deliver services in a competitive manner. Further, because system development projects are long-term in nature, they may be more costly than expected to complete and may not deliver the expected benefits upon completion. Our failure to effectively invest in, implement improvements to and properly maintain the uninterrupted operation and data integrity of our information technology and other business systems could adversely affect our results of operations, financial position and cash flow.

If we are unable to obtain, maintain and enforce intellectual property protection for our technology or if the scope of our intellectual property protection is not sufficiently broad, others may be able to develop and commercialize technology substantially similar to ours, and our ability to successfully commercialize our technology may be adversely affected.

Our business depends on internally developed technology and content, including software, databases, confidential information and know-how, the protection of which is crucial to the success of our business. We rely on a combination of trademark, trade-secret, and copyright laws and confidentiality procedures and contractual provisions to protect our intellectual property rights in our internally developed technology and content. We may, over time, increase our investment in protecting our intellectual property through additional trademark, patent and other intellectual property filings that could be expensive and time-consuming. Effective trademark, trade- secret and copyright protection is expensive to develop and maintain, both in terms of initial and ongoing registration requirements and the costs of defending our rights. These measures, however, may not be sufficient to offer us meaningful protection. Additionally, we do not currently hold a patent or other registered or applied for intellectual property protection for Canopy. If we are unable to protect our intellectual property and other rights, particularly with respect to Canopy, our competitive position and our business could be harmed, as third parties may be able to commercialize and use technologies and software products that are substantially the same as ours without incurring the development and licensing costs that we have incurred. Any of our owned or licensed intellectual property rights could be challenged, invalidated, circumvented, infringed or misappropriated, our trade secrets and other confidential information could be disclosed in an unauthorized manner to third parties, or our intellectual property rights may not be sufficient to permit us to take advantage of current market trends or otherwise to provide us with competitive advantages, which could result in costly redesign efforts, discontinuance of certain offerings or other competitive harm.

Monitoring unauthorized use of our intellectual property is difficult and costly. From time to time, we seek to analyze our competitors’ services, and may in the future seek to enforce our rights against potential infringement. However, the steps we have taken to protect our intellectual property rights may not be adequate to prevent infringement or misappropriation of our intellectual property. We may not be able to detect unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. Any inability to meaningfully protect our intellectual property rights could result in harm to our ability to compete and reduce demand for our technology. Moreover, our failure to develop and properly manage new intellectual property could adversely affect our market positions and business opportunities. Also, some of our services rely on technologies and software developed by or licensed from third parties, and we may not be able to maintain our relationships with such third parties or enter into similar relationships in the future on reasonable terms or at all.

Uncertainty may result from changes to intellectual property legislation and from interpretations of intellectual property laws by applicable courts and agencies. Accordingly, despite our efforts, we may be unable to obtain and maintain the intellectual property rights necessary to provide us with a competitive advantage. Our failure to obtain, maintain and enforce our intellectual property rights could therefore have a material adverse effect on our business, financial condition and results of operations.

Third parties may initiate legal proceedings alleging that we are infringing or otherwise violating their intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on our business, financial condition and results of operations.

Our commercial success depends on our ability to develop and commercialize our services and use our internally developed technology without infringing the intellectual property or proprietary rights of third parties. Intellectual property disputes can be costly to defend and may cause our business, operating results and financial condition to suffer. As the market for healthcare in the United States expands and more patents are issued, the risk increases that there may be patents issued to third parties that relate to our technology of which we are not aware or that we must challenge to continue our operations as currently contemplated. Whether merited or not, we may face allegations that we, our partners or parties indemnified by us have infringed or otherwise violated the patents, trademarks, copyrights or other intellectual property rights of third parties. Such claims may be made by competitors seeking to obtain a competitive advantage or by other parties. Additionally, in recent years, individuals and groups have begun purchasing intellectual property assets for the purpose of making claims of infringement and attempting to extract settlements from companies like ours. We may also face allegations that our employees have misappropriated the intellectual property or proprietary rights of their former employers or other third parties. It may be necessary for us to initiate litigation to defend ourselves in order to determine the scope, enforceability and validity of third-party intellectual property or proprietary rights, or to establish our respective rights. We may not be able to successfully settle or otherwise resolve such adversarial proceedings or litigation. If we are unable to successfully settle future claims on terms acceptable to us we may be required to engage in or to continue claims, regardless of whether such claims have merit, that can be time-consuming, divert management’s attention and financial resources and can be costly to evaluate and defend. Results of any such litigation are difficult to predict and may require us to stop commercializing or using our technology, obtain licenses, modify our services and technology while we develop non-infringing substitutes or incur substantial damages, settlement costs or face a temporary or permanent injunction prohibiting us from marketing or providing the affected services. If we require a third-party license, it may not be available on reasonable terms or at all, and we may have to pay substantial royalties, upfront fees or grant cross-licenses to intellectual property rights for our services. We may also have to redesign our services so they do not infringe third-party intellectual property rights, which may not be possible or may require substantial monetary expenditures and time, during which our technology may not be available for commercialization or use. Even if we have an agreement to indemnify us against such costs, the indemnifying party may be unable to uphold its contractual obligations. If we cannot or do not obtain a third-party license to the infringed technology at all, license the technology on reasonable terms or obtain similar technology from another source, our revenue and earnings could be adversely impacted.

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business with respect to intellectual property. We are not currently subject to any claims from third parties asserting infringement of their intellectual property rights. Some third parties may be able to sustain the costs of complex litigation more effectively than we can because they have substantially greater resources. Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses, and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments, and if securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of our common stock. Moreover, any uncertainties resulting from the initiation and continuation of any legal proceedings could have a material adverse effect on our ability to raise the funds necessary to continue our operations. Assertions by third parties that we violate their intellectual property rights could therefore have a material adverse effect on our business, financial condition and results of operations.

If we are unable to protect the confidentiality of our trade secrets, know-how and other proprietary and internally developed information, the value of our technology could be adversely affected.

We may not be able to protect our trade secrets, know-how and other internally developed information, including in relation to the Canopy platform, adequately. Although we use reasonable efforts to protect this internally developed information and technology, our employees, consultants and other parties (including independent contractors and companies with which we conduct business) may unintentionally or willfully disclose our information or technology to competitors. Enforcing a claim that a third party illegally disclosed or obtained and is using any of our internally developed information or technology is difficult, expensive and time- consuming, and the outcome is unpredictable. In addition, courts outside the United States are sometimes less willing to protect trade secrets, know-how and other proprietary information. We rely, in part, on non-disclosure, confidentiality and assignment-of-invention agreements with our employees, independent contractors, consultants and companies with which we conduct business to protect our trade secrets, know-how and other intellectual property and internally developed information. These agreements may not be self-executing, or they may be breached and we may not have adequate remedies for such breach. Moreover, third parties may independently develop similar or equivalent proprietary information or otherwise gain access to our trade secrets, know-how and other internally developed information.

Any restrictions on our use of, or ability to license, data, or our failure to license data and integrate third-party technologies, could have a material adverse effect on our business, financial condition and results of operations.

We depend upon licenses from third parties for some of the technology and data used in Canopy, our technology platform, and for the platform upon which Canopy is built and operates. We expect that we may need to obtain additional licenses from third parties in the future in connection with the development of our services. In addition, we obtain a portion of the data that we use from government entities, public records and from our partners for specific partner engagements. We believe that we have all rights necessary to use the data that is incorporated into our services. We cannot, however, assure you that our licenses for information will allow us to use that information for all potential or contemplated applications. In addition, our ability to continue to offer integrated healthcare to our patients depends on maintaining Canopy, which is partially populated with data disclosed to us by our partners with their consent. If these partners revoke their consent for us to maintain, use, de-identify and share this data, consistent with applicable law, our data assets could be degraded.

In the future, data providers could withdraw their data from us or restrict our usage for any reason, including if there is a competitive reason to do so, if legislation is passed restricting the use of the data or if judicial interpretations are issued restricting use of the data that we currently use to support our services. In addition, data providers could fail to adhere to our quality control standards in the future, causing us to incur additional expense to appropriately utilize the data. If a substantial number of data providers were to withdraw or restrict their data, or if they fail to adhere to our quality control standards, and if we are unable to identify and contract with suitable alternative data suppliers and integrate these data sources into our service offerings, our ability to provide appropriate services to our patients would be materially adversely impacted, which could have a material adverse effect on our business, financial condition and results of operations.

We also integrate into our internally developed applications and use third-party software to support our technology infrastructure. Some of this software is proprietary and some is open source software. These technologies may not be available to us in the future on commercially reasonable terms or at all and could be difficult to replace once integrated into our own internally developed applications. Most of these licenses can be renewed only by mutual consent and may be terminated if we breach the terms of the license and fail to cure the breach within a specified period of time. Our inability to obtain, maintain or comply with any of these licenses could delay development until equivalent technology can be identified, licensed and integrated, which would harm our business, financial condition and results of operations.

Most of our third-party licenses are non-exclusive and our competitors may obtain the right to use any of the technology covered by these licenses to compete directly with us. Our use of third-party technologies exposes us to increased risks, including, but not limited to, risks associated with the integration of new technology into our solutions, the diversion of our resources from development of our own internally developed technology and our inability to generate revenue from licensed technology sufficient to offset associated acquisition and maintenance costs. In addition, if our data suppliers choose to discontinue support of the licensed technology in the future, we might not be able to modify or adapt our own solutions.

Our use of “open source” software could adversely affect our ability to offer our services and subject us to possible litigation.

We may use open source software in connection with our services. Companies that incorporate open source software into their technologies have, from time to time, faced claims challenging the use of open source software and/or compliance with open source license terms. As a result, we could be subject to suits by parties claiming ownership of what we believe to be open source software or claiming noncompliance with open source licensing terms. Some open source software licenses require users who distribute software containing open source software to publicly disclose all or part of the source code to such software and/or make available any derivative works of the open source code, which could include valuable proprietary code of the user, on unfavorable terms or at no cost. While we monitor the use of open source software and try to ensure that none is used in a manner that would require us to disclose our internally developed source code or that would otherwise breach the terms of an open source agreement, such use could inadvertently occur, in part because open source license terms are often ambiguous. Any requirement to disclose our internally developed source code or pay damages for breach of contract could have a material adverse effect on our business, financial condition and results of operations and could help our competitors develop services that are similar to or better than ours.

We depend on our senior management team and other key employees, and the loss of one or more of these employees or an inability to attract and retain other highly skilled employees could harm our business.

Our success depends largely upon the continued services of our senior management team and other key employees. We rely on our leadership team in the areas of operations, provision of medical services, information technology and security, marketing, and general and administrative functions. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives, which could disrupt our business. Our employment agreements with our executive officers and other key personnel do not require them to continue to work for us for any specified period and, therefore, they could terminate their employment with us at any time. The loss of one or more of the members of our senior management team, or other key employees, could harm our business. In particular, the loss of the services of our co-founder and Chief Executive Officer, Mike Pykosz, could significantly delay or prevent the achievement of our strategic objectives. Changes in our executive management team may also cause disruptions in, and harm to, our business.

Our primary care centers are concentrated in Illinois, Indiana, Michigan, Pennsylvania, Texas and Ohio, and we may not be able to successfully establish a presence in new geographic markets.

A substantial portion of our revenue is driven by our primary care centers in Illinois, Indiana, Michigan, Pennsylvania, Texas and Ohio. As a result, our exposure to many of the risks described herein are not mitigated by a diversification of geographic focus. Furthermore, due to the concentration of our operations in these states, our business may be adversely affected by economic conditions that disproportionately affect these states as compared to other states. To continue to expand our operations to other regions of the United States, we will have to devote resources to identifying and exploring such perceived opportunities. Thereafter, we will have to, among other things, recruit and retain qualified personnel, develop new primary care centers and establish new relationships with physicians and other healthcare providers. In addition, we would be required to comply with laws and regulations of states that may differ from the ones in which we currently operate and could face competitors with greater knowledge of such local markets. We anticipate that further geographic expansion will require us to make a substantial investment of management time, capital and/or other resources. There can be no assurance that we will be able to continue to successfully expand our operations in any new geographic markets.

Our overall business results may suffer from an economic downturn.

During periods of high unemployment, governmental entities often experience budget deficits as a result of increased costs and lower than expected tax collections. These budget deficits at federal, state and local government entities have decreased, and may continue to decrease, spending for health and human service programs, including Medicare, Medicaid and similar programs, which represent significant payor sources for our centers. Other risks we face during periods of high unemployment include potential declines in the population covered under capitation agreements, potential increases in the uninsured and underinsured populations and further difficulties in our collecting patient co-payment and deductible receivables.

We must attract and retain highly qualified personnel in order to execute our growth plan.

Competition for highly qualified personnel is intense, especially for physicians and other medical professionals who are experienced in providing care services to older adults. We have, from time to time, experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. Many of the companies and healthcare providers with which we compete for experienced personnel have greater resources than we have. If we hire employees from competitors or other companies or healthcare providers, their former employees may attempt to assert that these employees or we have breached certain legal obligations, resulting in a diversion of our time and resources. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be harmed.

Our management team has limited experience managing a public company.

Most members of our management team have limited experience managing a publicly traded company, interacting with public company investors and complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage us as a public company that is subject to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. These new obligations and constituents require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, results of operations and financial condition.

We lease all of our facilities and may experience risks relating to lease termination, lease expense escalators, lease extensions and special charges.

We currently lease or license all of our centers, including a significant minority that are leased from Humana. Our leases are typically on terms ranging from 7 to 15 years. Each of our lease or license agreements provides that the lessor may terminate the lease, subject to applicable cure provisions, for a number of reasons, including the defaults in any payment of rent, taxes or other payment obligations, the breach of any other covenant or agreement in the lease or, for centers leased from Humana, the termination of our payor contracts with Humana. Termination of certain of our lease agreements could result in a cross-default under our debt agreements or other lease agreements. If a lease agreement is terminated, there can be no assurance that we will be able to enter into a new lease agreement on similar or better terms or at all.

Our lease obligations often include annual fixed rent escalators ranging between 2% and 3% or variable rent escalators based on a consumer price index. These escalators could impact our ability to satisfy certain obligations and financial covenants. If the results of our operations do not increase at or above the escalator rates, it would place an additional burden on our results of operations, liquidity and financial position.

As we continue to expand and have leases or licenses with different start dates, it is likely that some number of our leases and licenses will expire each year. Our lease or license agreements often provide for renewal or extension options. There can be no assurance that these rights will be exercised in the future or that we will be able to satisfy the conditions precedent to exercising any such renewal or extension. In addition, if we are unable to renew or extend any of our leases or licenses, we may lose all of the facilities subject to that master lease agreement. If we are not able to renew or extend our leases or licenses at or prior to the end of the existing lease terms, or if the terms of such options are unfavorable or unacceptable to us, our business, financial condition and results of operation could be adversely affected.

Leasing facilities pursuant to binding lease or license agreements may limit our ability to exit markets. For instance, if one facility under a lease or license becomes unprofitable, we may be required to continue operating such facility or, if allowed by the landlord to close such facility, we may remain obligated for the lease payments on such facility. We could incur special charges relating to the closing of such facility, including lease termination costs, impairment charges and other special charges that would reduce our profits and could have a material adverse effect on our business, financial condition or results of operations.

Our failure to pay the rent or otherwise comply with the provisions of any of our lease agreements could result in an “event of default” under such lease agreement and also could result in a cross default under other lease agreements and agreements for our indebtedness. Upon an event of default, remedies available to our landlords generally include, without limitation, terminating such lease agreement, repossessing and reletting the leased properties and requiring us to remain liable for all obligations under such lease agreement, including the difference between the rent under such lease agreement and the rent payable as a result of reletting the leased properties, or requiring us to pay the net present value of the rent due for the balance of the term of such lease agreement. The exercise of such remedies would have a material adverse effect on our business, financial position, results of operations and liquidity.

If certain of our suppliers do not meet our needs, if there are material price increases on supplies, if we are not reimbursed or adequately reimbursed for drugs we purchase or if we are unable to effectively access new technology or superior products, it could negatively impact our ability to effectively provide the services we offer and could have a material adverse effect on our business, results of operations, financial condition and cash flows.

We have significant suppliers that may be the sole or primary source of products critical to the services we provide, or to which we have committed obligations to make purchases, sometimes at particular prices. If any of these suppliers do not meet our needs for the products they supply, including in the event of a product recall, shortage or dispute, and we are not able to find adequate alternative sources, if we experience material price increases from these suppliers that we are unable to mitigate, or if some of the drugs that we purchase are not reimbursed or not adequately reimbursed by commercial or government payors, it could have a material adverse impact on our business, results of operations, financial condition and cash flows. In addition, the technology related to the products critical to the services we provide is subject to new developments which may result in superior products. If we are not able to access superior products on a cost-effective basis or if suppliers are not able to fulfill our requirements for such products, we could face patient attrition and other negative consequences which could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Our corporate culture has contributed to our success, and if we cannot maintain this culture as we grow, we could lose the innovation, creativity and teamwork fostered by our culture and our business may be harmed.

We believe that our culture has been and will continue to be a critical contributor to our success. We expect to continue to hire aggressively as we expand, and we believe our corporate culture has been crucial in our success and our ability to attract highly skilled personnel. If we do not continue to develop our corporate culture or maintain and preserve our core values as we grow and evolve, we may be unable to foster the innovation, curiosity, creativity, focus on execution, teamwork and the facilitation of critical knowledge transfer and knowledge sharing we believe we need to support our growth. Moreover, liquidity available to our employee securityholders could lead to disparities of wealth among our employees, which could adversely impact relations among employees and our culture in general. Our anticipated headcount growth and our transition from a private company to a public company may later result in a change to our corporate culture, which could harm our business.

Competition for physicians and nurses, shortages of qualified personnel or other factors could increase our labor costs and adversely affect our revenue, profitability and cash flows.

Our operations are dependent on the efforts, abilities and experience of our physicians and clinical personnel. We compete with other healthcare providers, primarily hospitals and other facilities, in attracting physicians, nurses and medical staff to support our centers, recruiting and retaining qualified management and support personnel responsible for the daily operations of each of our centers and in contracting with payors in each of our markets. In some markets, the lack of availability of clinical personnel, such as nurses and mental health professionals, has become a significant operating issue facing all healthcare providers. This shortage may require us to continue to enhance wages and benefits to recruit and retain qualified personnel or to contract for more expensive temporary personnel. We also depend on the available labor pool of semi-skilled and unskilled workers in each of the markets in which we operate.

If our labor costs increase, we may not be able to raise rates to offset these increased costs. Because a significant percentage of our revenue consists of fixed, prospective payments, our ability to pass along increased labor costs is limited. In particular, if labor costs rise at an annual rate greater than our net annual consumer price index basket update from Medicare, our results of operations and cash flows will likely be adversely affected.

Any union activity at our facilities that may occur in the future could contribute to increased labor costs. Certain proposed changes in federal labor laws and the National Labor Relations Board’s modification of its election procedures could increase the likelihood of employee unionization attempts. Although none of our employees are currently represented by a collective bargaining agreement, to the extent a significant portion of our employee base unionizes, it is possible our labor costs could increase materially. Our failure to recruit and retain qualified management and medical personnel, or to control our labor costs, could have a material adverse effect on our business, prospects, results of operations and financial condition.

Our revenues and profits could be diminished if we fail to retain and attract the services of key primary care physicians.

Key primary care physicians with large patient enrollment could retire, become disabled, terminate their provider contracts, get lured away by a competing independent physician association or medical group, or otherwise become unable or unwilling to continue practicing medicine or continue working with our practices. As a result, patients who have been served by such physicians could choose to enroll with competitors’ physician organizations or could seek medical care elsewhere, which could reduce our revenues and profits. Moreover, we may not be able to attract new physicians to replace the services of terminating physicians or to service our growing membership.

We have employment contracts with physicians and other health professionals in many states. Some of these contracts include provisions preventing these physicians and other health professionals from competing with us both during and after the term of our contract with them. The law governing non-compete agreements and other forms of restrictive covenants varies from state to state. Some jurisdictions prohibit us from using non-competition covenants with our professional staff. Other states are reluctant to strictly enforce non-compete agreements and restrictive covenants applicable to physicians and other healthcare professionals. There can be no assurance that our non-compete agreements related to physicians and other health professionals will be found enforceable if challenged in certain states. In such event, we would be unable to prevent physicians and other health professionals formerly employed by us from competing with us, potentially resulting in the loss of some of our patients.

Our records and submissions to a health plan may contain inaccurate or unsupportable information regarding risk adjustment scores of members, which could cause us to overstate or understate our revenues and subject us to various penalties.

The claims and encounter records that we submit to health plans may impact data that support the Medicare Risk Adjustment Factor (“RAF”) scores attributable to members. These RAF scores determine, in part, the revenue to which the health plans and, in turn, we are entitled for the provision of medical care to such members. The data submitted to CMS by each health plan is based, in part, on medical charts and diagnosis codes that we prepare and submit to the health plans. Each health plan generally relies on us and our affiliated physicians to appropriately document and support such RAF data in our medical records. Each health plan also relies on us and our affiliated physicians to appropriately code claims for medical services provided to members. Erroneous claims and erroneous encounter records and submissions could result in inaccurate revenue and risk adjustment payments, which may be subject to correction or retroactive adjustment in later periods. This corrected or adjusted information may be reflected in financial statements for periods subsequent to the period in which the revenue was recorded. We might also need to refund a portion of the revenue that we received, which refund, depending on its magnitude, could damage our relationship with the applicable health plan and could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Additionally, CMS audits MA plans for documentation to support RAF-related payments for members chosen at random. The Medicare Advantage plans ask providers to submit the underlying documentation for members that they serve. It is possible that claims associated with members with higher RAF scores could be subject to more scrutiny in a CMS or plan audit. There is a possibility that a Medicare Advantage plan may seek repayment from us should CMS make any payment adjustments to the Medicare Advantage plan as a result of its audits. The plans also may hold us liable for any penalties owed to CMS for inaccurate or unsupportable RAF scores provided by us or our affiliated physicians. In addition, we could be liable for penalties to the government under the FCA that range from $5,500 to $11,000 (adjusted for inflation) for each false claim, plus up to three times the amount of damages caused by each false claim, which can be as much as the amounts received directly or indirectly from the government for each such false claim. On June 19, 2020, the DOJ issued a final rule announcing adjustments to FCA penalties, under which the per claim range increases to a range from $11,665 to $23,331 per claim, so long as the underlying conduct occurred after November 2, 2015.

CMS has indicated that payment adjustments will not be limited to RAF scores for the specific MA enrollees for which errors are found but may also be extrapolated to the entire MA plan subject to a particular CMS contract. CMS has described its audit process as plan-year specific and stated that it will not extrapolate audit results for plan years prior to 2011. Because CMS has not stated otherwise, there is a risk that payment adjustments made as a result of one plan year’s audit would be extrapolated to prior plan years after 2011.

There can be no assurance that a health plan will not be randomly selected or targeted for review by CMS or that the outcome of such a review will not result in a material adjustment in our revenue and profitability, even if the information we submitted to the plan is accurate and supportable.

A failure to accurately estimate incurred but not reported medical expense could adversely affect our results of operations.

Patient care costs include estimates of future medical claims that have been incurred by the patient but for which the provider has not yet billed. These claim estimates are made utilizing actuarial methods and are continually evaluated and adjusted by management, based upon our historical claims experience and other factors, including an independent assessment by a nationally recognized actuarial firm. Adjustments, if necessary, are made to medical claims expense and capitated revenue when the assumptions used to determine our claims liability change and when actual claim costs are ultimately determined.

Due to the inherent uncertainties associated with the factors used in these estimates and changes in the patterns and rates of medical utilization, materially different amounts could be reported in our financial statements for a particular period under different conditions or using different, but still reasonable, assumptions. It is possible that our estimates of this type of claim may be inadequate in the future. In such event, our results of operations could be adversely impacted. Further, the inability to estimate these claims accurately may also affect our ability to take timely corrective actions, further exacerbating the extent of any adverse effect on our results of operations.

Negative publicity regarding the managed healthcare industry generally could adversely affect our results of operations or business.

Negative publicity regarding the managed healthcare industry generally, or the Medicare Advantage program in particular, may result in increased regulation and legislative review of industry practices that further increase our costs of doing business and adversely affect our results of operations or business by:

•	requiring us to change our products and services;
•

increasing the regulatory, including compliance, burdens under which we operate, which, in turn, may negatively impact the manner in which we provide services and increase our costs of providing services;

•

adversely affecting our ability to market our products or services through the imposition of further regulatory restrictions regarding the manner in which plans and providers market to Medicare Advantage enrollees; or

•	adversely affecting our ability to attract and retain patients.

State and federal efforts to reduce Medicaid spending could adversely affect our financial condition and results of operations.

Certain of our patients are dual-eligible, meaning their coverage comes from both Medicare and Medicaid. In addition, a very small portion of our patients (under 2%) are fully covered by Medicaid. As a result, a small portion of our revenue comes from Medicaid, accounting for approximately 2%, 3% and 3% of our revenue for the years ended December 31, 2020, 2019 and 2018, respectively. Medicaid is a joint federal-state program purchasing healthcare services for the low income and indigent as well as certain higher-income individuals with significant health needs. Under broad federal criteria, states establish rules for eligibility, services and payment. Medicaid is a state-administered program financed by both state funds and matching federal funds. Medicaid spending has increased rapidly in recent years, becoming a significant component of state budgets. This, combined with slower state revenue growth, has led both the federal government and many states to institute measures aimed at controlling the growth of Medicaid spending, and in some instances reducing aggregate Medicaid spending.

For example, a number of states have adopted or are considering legislation designed to reduce their Medicaid expenditures, such as financial arrangements commonly referred to as provider taxes. Under provider tax arrangements, states collect taxes from healthcare providers and then use the revenue to pay the providers as a Medicaid expenditure, which allows the states to then claim additional federal matching funds on the additional reimbursements. Current federal law provides for a cap on the maximum allowable provider tax as a percentage of the provider’s total revenue. There can be no assurance that federal law will continue to provide matching federal funds on state Medicaid expenditures funded through provider taxes, or that the current caps on provider taxes will not be reduced. Any discontinuance or reduction in federal matching of provider tax-related Medicaid expenditures could have a significant and adverse effect on states’ Medicaid expenditures, and as a result could have an adverse effect on our business.

In addition, CMS has recently approved demonstration waivers for the Indiana Medicaid program that, among other things, imposes work or community engagement and income based premiums on certain adult Medicaid beneficiaries, and similar waivers may be applied in other states. Also, as part of the movement to repeal, replace or modify the ACA and as a means to reduce the federal budget deficit, there are renewed congressional efforts to move Medicaid from an open-ended program with coverage and benefits set by the federal government to one in which states receive a fixed amount of federal funds, either through block grants or per capita caps, and have more flexibility to determine benefits, eligibility or provider payments. If those changes are implemented, we cannot predict whether the amount of fixed federal funding to the states will be based on current payment amounts, or if it will be based on lower payment amounts, which would negatively impact those states that expanded their Medicaid programs in response to the ACA.

We expect these state and federal efforts to continue for the foreseeable future. The Medicaid program and its reimbursement rates and rules are subject to frequent change at both the federal and state level. These include statutory and regulatory changes, rate adjustments (including retroactive adjustments), administrative or executive orders and government funding restrictions, all of which may materially adversely affect the rates at which our services are reimbursed by state Medicaid plans.

Our primary care centers may be negatively impacted by weather and other factors beyond our control.

Our results of operations may be adversely impacted by adverse conditions affecting our centers, including severe weather events such as tornadoes and widespread winter storms, public health concerns such as contagious disease outbreaks, violence or threats of violence or other factors beyond our control that cause disruption of patient scheduling, displacement of our patients, employees and Care Teams, or force certain of our centers to close temporarily. In certain geographic areas, we have a large concentration of centers that may be simultaneously affected by adverse weather conditions or other events. Our future operating results may be adversely affected by these and other factors that disrupt the operation of our centers.

Risks Related to Regulation

If we fail to adhere to all of the complex government laws and regulations that apply to our business, we could suffer severe consequences that could have a material adverse effect on our business, results of operations, financial condition, cash flows, reputation and stock price.

Our operations are subject to extensive federal, state and local government laws and regulations, such as:

•	Medicare and Medicaid reimbursement rules and regulations;
•

federal and state anti-kickback laws, which prohibits the knowing and willful offer, payment, solicitation or receipt of any bribe, kickback, rebate or other remuneration for referring an individual, in return for ordering, leasing, purchasing or recommending or arranging for or to induce the referral of an individual or the ordering, purchasing or leasing of items or services covered, in whole or in part, by any federal healthcare program, such as Medicare and Medicaid;

•

the Self-Referral Law and analogous state self-referral prohibition statutes, which, subject to limited exceptions, prohibits physicians from referring Medicare or Medicaid patients to an entity for the provision of certain “designated health services” if the physician or a member of such physician’s immediate family has a direct or indirect financial relationship (including an ownership interest or a compensation arrangement) with an entity, and prohibit the entity from billing Medicare or Medicaid for such “designated health services”;

•

the FCA and associated regulations, that imposes civil and criminal liability on individuals or entities that knowingly submit false or fraudulent claims for payment to the government or knowingly making, or causing to be made, a false statement in order to have a false claim paid, including qui tam or whistleblower suits;

•

the Civil Monetary Penalty statute and associated regulations, which authorizes the government agent to impose civil money penalties, an assessment, and program exclusion for various forms of fraud and abuse involving the Medicare and Medicaid programs;

•

federal and state laws regarding the collection, use and disclosure of patient health information (e.g., HIPAA) and the storage, handling, shipment, disposal and/or dispensing of pharmaceuticals and blood products and other biological materials and many other applicable state and federal laws and requirements;

•	state and federal statutes and regulations that govern workplace health and safety;
•

federal and state laws and policies that require healthcare providers to maintain licensure, certification or accreditation to enroll and participate in the Medicare and Medicaid programs, to report certain changes in their operations to the agencies that administer these programs and, in some cases, to re-enroll in these programs when changes in direct or indirect ownership occur; and

•

federal and state laws pertaining to the provision of services by nurse practitioners and physician assistants certain settings, physician supervision of those services, and reimbursement requirements that depend on the types of services provided and documented and relationships between physician supervisors and nurse practitioners and physician assistants.

In addition to the above laws, Medicare and Medicaid regulations, manual provisions, local coverage determinations, national coverage determinations and agency guidance also impose complex and extensive requirements upon healthcare providers. Moreover, the various laws and regulations that apply to our operations are often subject to varying interpretations and additional laws and regulations potentially affecting providers continue to be promulgated that may impact us. A violation or departure from any of the legal requirements implicated by our business may result in, among other things, government audits, lower reimbursements, significant fines and penalties, the potential loss of certification, recoupment efforts or voluntary repayments.

These legal requirements are civil, criminal and administrative in nature depending on the law or requirement.

We endeavor to comply with all legal requirements. We further endeavor to structure all of our relationships with physicians and providers to comply with state and federal anti-kickback physician and Stark laws and other applicable healthcare laws. We utilize considerable resources to monitor laws and regulations and implement necessary changes. However, the laws and regulations in these areas are complex, changing and often subject to varying interpretations. As a result, there is no guarantee that we will be able to adhere to all of the laws and regulations that apply to our business, and any failure to do so could have a material adverse impact on our business, results of operations, financial condition, cash flows and reputation. For example, if an enforcement agency were to challenge the level of compensation that we pay our medical directors or the number of medical directors whom we engage, or otherwise challenge these arrangements, we could be required to change our practices, face criminal or civil penalties, pay substantial fines or otherwise experience a material adverse impact on our business, results of operations, financial condition, cash flows and reputation as a result. Similarly, we may face penalties under the FCA, the federal Civil Monetary Penalty statute or otherwise related to failure to report and return overpayments within 60 days of when the overpayment is identified and quantified. These obligations to report and return overpayments could subject our procedures for identifying and processing overpayments to greater scrutiny. We have made investments in resources to decrease the time it takes to identify, quantify and process overpayments, and may be required to make additional investments in the future.

Additionally, the federal government has used the FCA to prosecute a wide variety of alleged false claims and fraud allegedly perpetrated against Medicare, Medicaid and other federally funded health care programs. Moreover, amendments to the federal Anti-Kickback Statute in the ACA make claims tainted by anti-kickback violations potentially subject to liability under the FCA, including qui tam or whistleblower suits. The penalties for a violation of the FCA range from $5,500 to $11,000 (adjusted for inflation) for each false claim plus three times the amount of damages caused by each such claim which generally means the amount received directly or indirectly from the government. On June 19, 2020, the DOJ issued a final rule announcing adjustments to FCA penalties, under which the per claim range increases to a range from $11,665 to $23,331 per claim, so long as the underlying conduct occurred after November 2, 2015. Given the high volume of claims processed by our various operating units, the potential is high for substantial penalties in connection with any alleged FCA violations.

In addition to the provisions of the FCA, which provide for civil enforcement, the federal government can use several criminal statutes to prosecute persons who are alleged to have submitted false or fraudulent claims for payment to the federal government.

If any of our operations are found to violate these or other government laws or regulations, we could suffer severe consequences that would have a material adverse effect on our business, results of operations, financial condition, cash flows, reputation and stock price, including:

•	suspension or termination of our participation in government payment programs;
•	refunds of amounts received in violation of law or applicable payment program requirements dating back to the applicable statute of limitation periods;
•	loss of our required government certifications or exclusion from government payment programs;
•	loss of our licenses required to operate healthcare facilities or administer pharmaceuticals in the states in which we operate;
•

criminal or civil liability, fines, damages or monetary penalties for violations of healthcare fraud and abuse laws, including the federal Anti-Kickback Statute, Civil Monetary Penalties Law, Stark Law and FCA, or other failures to meet regulatory requirements;

•

enforcement actions by governmental agencies and/or state law claims for monetary damages by patients who believe their PHI has been used, disclosed or not properly safeguarded in violation of federal or state patient privacy laws, including HIPAA and the Privacy Act of 1974;

•	mandated changes to our practices or procedures that significantly increase operating expenses;
•

imposition of and compliance with corporate integrity agreements that could subject us to ongoing audits and reporting requirements as well as increased scrutiny of our billing and business practices which could lead to potential fines, among other things;

•

termination of various relationships and/or contracts related to our business, including joint venture arrangements, medical director agreements, real estate leases and consulting agreements with physicians; and

•

harm to our reputation which could negatively impact our business relationships, affect our ability to attract and retain patients and physicians, affect our ability to obtain financing and decrease access to new business opportunities, among other things.

We are, and may in the future be, a party to various lawsuits, demands, claims, qui tam suits, governmental investigations and audits (including investigations or other actions resulting from our obligation to self-report suspected violations of law) and other legal matters, any of which could result in, among other things, substantial financial penalties or awards against us, mandated refunds, substantial payments made by us, required changes to our business practices, exclusion from future participation in Medicare, Medicaid and other healthcare programs and possible criminal penalties, any of which could have a material adverse effect on our business, results of operations, financial condition, cash flows and materially harm our reputation.

We may in the future be subject to investigations and audits by state or federal governmental agencies and/ or private civil qui tam complaints filed by relators and other lawsuits, demands, claims and legal proceedings, including investigations or other actions resulting from our obligation to self-report suspected violations of law.

Responding to subpoenas, investigations and other lawsuits, claims and legal proceedings as well as defending ourselves in such matters will continue to require management’s attention and cause us to incur significant legal expense. Negative findings or terms and conditions that we might agree to accept as part of a negotiated resolution of pending or future legal or regulatory matters could result in, among other things, substantial financial penalties or awards against us, substantial payments made by us, harm to our reputation, required changes to our business practices, exclusion from future participation in the Medicare, Medicaid and other healthcare programs and, in certain cases, criminal penalties, any of which could have a material adverse effect on us. It is possible that criminal proceedings may be initiated against us and/or individuals in our business in connection with investigations by the federal government.

We, our affiliated physicians and the facilities in which we operate are subject to various federal, state and local licensing and certification laws and regulations and accreditation standards and other laws, relating to, among other things, the adequacy of medical care, equipment, privacy of patient information, physician relationships, personnel and operating policies and procedures. Failure to comply with these licensing, certification and accreditation laws, regulations and standards could result in our services being found non-reimbursable or prior payments being subject to recoupment, requirements to make significant changes to our operations and can give rise to civil or, in extreme cases, criminal penalties. We routinely take the steps we believe are necessary to retain or obtain all requisite licensure and operating authorities. While we have made reasonable efforts to substantially comply with federal, state and local licensing and certification laws and regulations and standards as we interpret them, we cannot assure you that agencies that administer these programs will not find that we have failed to comply in some material respects.

If we are unable to effectively adapt to changes in the healthcare industry, including changes to laws and regulations regarding or affecting the U.S. healthcare reform, our business may be harmed.

Due to the importance of the healthcare industry in the lives of all Americans, federal, state, and local legislative bodies frequently pass legislation and promulgate regulations relating to healthcare reform or that affect the healthcare industry. As has been the trend in recent years, it is reasonable to assume that there will continue to be increased government oversight and regulation of the healthcare industry in the future. We cannot assure our shareholders as to the ultimate content, timing or effect of any new healthcare legislation or regulations, nor is it possible at this time to estimate the impact of potential new legislation or regulations on our business. It is possible that future legislation enacted by Congress or state legislatures, or regulations promulgated by regulatory authorities at the federal or state level, could adversely affect our business or could change the operating environment of our primary care centers. It is possible that the changes to the

Medicare, Medicaid or other governmental healthcare program reimbursements may serve as precedent to possible changes in other payors’ reimbursement policies in a manner adverse to us. Similarly, changes in private payor reimbursements could lead to adverse changes in Medicare, Medicaid and other governmental healthcare programs, which could have a material adverse effect on our business, financial condition and results of operations.

While we believe that we have structured our agreements and operations in material compliance with applicable healthcare laws and regulations, there can be no assurance that we will be able to successfully address changes in the current regulatory environment. We believe that our business operations materially comply with applicable healthcare laws and regulations. However, some of the healthcare laws and regulations applicable to us are subject to limited or evolving interpretations, and a review of our business or operations by a court, law enforcement or a regulatory authority might result in a determination that could have a material adverse effect on us. Furthermore, the healthcare laws and regulations applicable to us may be amended or interpreted in a manner that could have a material adverse effect on our business, prospects, results of operations and financial condition.

Our use, disclosure, and other processing of personally identifiable information, including health information, is subject to HIPAA and other federal and state privacy and security regulations, and our failure to comply with those regulations or to adequately secure the information we hold could result in significant liability or reputational harm and, in turn, a material adverse effect on our patient base and revenue.

Numerous state and federal laws and regulations govern the collection, dissemination, use, privacy, confidentiality, security, availability, integrity, and other processing of PHI and PII. These laws and regulations include HIPAA. HIPAA establishes a set of national privacy and security standards for the protection of PHI by health plans, healthcare clearinghouses and certain healthcare providers, referred to as covered entities, and the business associates with whom such covered entities contract for services.

HIPAA requires covered entities, such as ourselves, and their business associates to develop and maintain policies and procedures with respect to PHI that is used or disclosed, including the adoption of administrative, physical and technical safeguards to protect such information. HIPAA also implemented the use of standard transaction code sets and standard identifiers that covered entities must use when submitting or receiving certain electronic healthcare transactions, including activities associated with the billing and collection of healthcare claims.

HIPAA imposes mandatory penalties for certain violations. Penalties for violations of HIPAA and its implementing regulations start at $119 per violation and are not to exceed $59,522 per violation, subject to a cap of $1.8 million for violations of the same standard in a single calendar year. However, a single breach incident can result in violations of multiple standards. HIPAA also authorizes state attorneys general to file suit on behalf of their residents. Courts may award damages, costs and attorneys’ fees related to violations of HIPAA in such cases. While HIPAA does not create a private right of action allowing individuals to sue us in civil court for violations of HIPAA, its standards have been used as the basis for duty of care in state civil suits such as those for negligence or recklessness in the misuse or breach of PHI.

In addition, HIPAA mandates that the Secretary of the Department of Health and Human Services (“HHS”) conduct periodic compliance audits of HIPAA covered entities and business associates for compliance with the HIPAA Privacy and Security Standards. It also tasks HHS with establishing a methodology whereby harmed individuals who were the victims of breaches of unsecured PHI may receive a percentage of the Civil Monetary Penalty fine paid by the violator.

HIPAA further requires that patients be notified of any unauthorized acquisition, access, use or disclosure of their unsecured PHI that compromises the privacy or security of such information, with certain exceptions related to unintentional or inadvertent use or disclosure by employees or authorized individuals. HIPAA specifies that such notifications must be made “without unreasonable delay and in no case later than 60 calendar days after discovery of the breach.” If a breach affects 500 patients or more, it must be reported to HHS without unreasonable delay, and HHS will post the name of the breaching entity on its public web site. Breaches affecting 500 patients or more in the same state or jurisdiction must also be reported to the local media. If a breach involves fewer than 500 people, the covered entity must record it in a log and notify HHS at least annually.

In addition to HIPAA, numerous other federal and state laws and regulations protect the confidentiality, privacy, availability, integrity and security of PHI and other types of PII, including the Illinois Biometric Information Privacy Act. State statutes and regulations vary from state to state, and these laws and regulations in many cases are more restrictive than, and may not be preempted by, HIPAA and its implementing rules. These laws and regulations are often uncertain, contradictory, and subject to changed or differing interpretations, and we expect new laws, rules and regulations regarding privacy, data protection, and information security to be proposed and enacted in the future. In the event that new data security laws are implemented, we may not be able to timely comply with such requirements, or such requirements may not be compatible with our current processes. Changing our processes could be time consuming and expensive, and failure to timely implement required changes could subject us to liability for non-compliance. Some states may afford private rights of action to individuals who believe their PII has been misused. This complex, dynamic legal landscape regarding privacy, data protection, and information security creates significant compliance issues for us and potentially restricts our ability to collect, use and disclose data and exposes us to additional expense, adverse publicity and liability.

While we have implemented data privacy and security measures in an effort to comply with applicable laws and regulations relating to privacy and data protection, some PHI and other PII or confidential information is transmitted to us by third parties, who may not implement adequate security and privacy measures, and it is possible that laws, rules and regulations relating to privacy, data protection, or information security may be interpreted and applied in a manner that is inconsistent with our practices or those of third parties who transmit PHI and other PII or confidential information to us. If we or these third parties are found to have violated such laws, rules or regulations, it could result in government-imposed fines, orders requiring that we or these third parties change our or their practices, or criminal charges, which could adversely affect our business. Complying with these various laws and regulations could cause us to incur substantial costs or require us to change our business practices, systems and compliance procedures in a manner adverse to our business.

We also publish statements to our patients and partners that describe how we handle and protect PHI. If federal or state regulatory authorities or private litigants consider any portion of these statements to be untrue, we may be subject to claims of deceptive practices, which could lead to significant liabilities and consequences, including, without limitation, costs of responding to investigations, defending against litigation, settling claims, and complying with regulatory or court orders. Any of the foregoing consequences could seriously harm our business and our financial results. Any of the foregoing consequences could have a material adverse impact on our business and our financial results.

Laws regulating the corporate practice of medicine could restrict the manner in which we are permitted to conduct our business, and the failure to comply with such laws could subject us to penalties or require a restructuring of our business.

Some states have laws that prohibit business entities, such as us, from practicing medicine, employing physicians to practice medicine, exercising control over medical decisions by physicians or engaging in certain arrangements, such as fee-splitting, with physicians (such activities generally referred to as the “corporate practice of medicine”). In some states these prohibitions are expressly stated in a statute or regulation, while in other states the prohibition is a matter of judicial or regulatory interpretation. All of the states in which we currently operate generally prohibit the corporate practice of medicine, and other states may as well.

Penalties for violations of the corporate practice of medicine vary by state and may result in physicians being subject to disciplinary action, as well as to forfeiture of revenues from payors for services rendered. For lay entities, violations may also bring both civil and, in more extreme cases, criminal liability for engaging in medical practice without a license.

Some of the relevant laws, regulations and agency interpretations in states with corporate practice of medicine restrictions have been subject to limited judicial and regulatory interpretation. Moreover, state laws are subject to change. Regulatory authorities and other parties may assert that, despite the management agreements and other arrangements through which we operate, we are engaged in the prohibited corporate practice of medicine or that our arrangements constitute unlawful fee-splitting. If this were to occur, we could be subject to civil and/or criminal penalties, our agreements could be found legally invalid and unenforceable (in whole or in part) or we could be required to restructure our contractual arrangements. In markets where the corporate practice of medicine is prohibited, we have historically operated by maintaining long-term management contracts with multiple associated professional organizations which, in turn, employ or contract with physicians to provide  those professional medical services required by the enrollees of the payors with which the professional organizations contract. Under these management agreements, Oak Street Health MSO, LLC performs only non-medical administrative services, does not represent that it offers medical services and does not exercise influence or control over the practice of medicine by the physicians or the associated physician groups with which it contracts. In addition, the professional organizations are all 100% owned by Dr. Griffin Myers, one of our founders, a member of our board of directors (the “Board”) and our Chief Medical Officer. In the event of Dr. Myers’ death or disability or upon certain other triggering events, we maintain the right to direct the transfer of the ownership of the professional organizations to another licensed physician.

In addition to the above management arrangements, we have certain contractual rights relating to the orderly transfer of equity interests in our physician practices through succession agreements and other arrangements with their physician equity holders. Such equity interests cannot, however, be transferred to or held by us or by any non-professional organization. Accordingly, neither we nor our direct subsidiaries directly own any equity interests in any of our physician practices. In the event that any of the physician owners of our practices fail to comply with the management arrangement, if any management arrangement is terminated and/or we are unable to enforce our contractual rights over the orderly transfer of equity interests in any of our physician practices, such events could have a material adverse effect on our business, results of operations, financial condition and cash flows.

It is possible that a state regulatory agency or a court could determine that our agreements with physician equity holders of our practices and the way we carry out these arrangements as described above, either independently or coupled with the management services agreements with such associated physician practices, are in violation of prohibitions on the corporate practice of medicine. As a result, these arrangements could be deemed invalid, potentially resulting in a loss of revenues and an adverse effect on results of operations derived from such practices. Such a determination could force a restructuring of our management arrangements with the affected practices, which might include revisions of the management services agreements, including a modification of the management fee and/or establishing an alternative structure that would permit us to contract with a physician network without violating prohibitions on the corporate practice of medicine. There can be no assurance that such a restructuring would be feasible, or that it could be accomplished within a reasonable time frame without a material adverse effect on our business, results of operations, financial condition and cash flows.

If our agreements or arrangements with Dr. Myers or our affiliated physician groups are deemed invalid under state corporate practice of medicine and similar laws or federal law, or are terminated as a result of changes in state law, it could have a material impact on our results of operations and financial condition.

There are various state laws, including in the states in which we operate, regulating the corporate practice of medicine that prohibit us from directly owning certain types of healthcare entities. These prohibitions are intended to prevent unlicensed persons from interfering with or inappropriately influencing a physician’s professional judgment. Corporate practice of medicine regulations and other similar laws may also prevent fee-splitting, or the sharing of professional service income with non-professional or business interests. The interpretation and enforcement of these laws vary significantly from state to state. Although we have structured our agreements and arrangements with our affiliated physician groups to avoid breaching corporate practice of medicine regulations, such as having Dr. Myers hold shares in the physician groups as our nominee shareholder, we cannot guarantee that these agreements and arrangements will not be held to be invalid under state laws prohibiting the corporate practice of medicine. If these agreements and arrangements were deemed to be invalid, a significant portion of our revenues could be affected, which may result in a material adverse effect on our results of operations and financial condition. In addition, these agreements and arrangements may not be as effective in providing control as direct ownership. Any changes to Federal or state law that prohibited such agreements or arrangements could also have a material adverse effect upon our results of operations and financial condition.

If we lost the services of Dr. Myers for any reason, the contractual arrangements with our VIEs could be in jeopardy.

Because of regulations preventing the corporate practice of medicine, many of our affiliated physician practice groups are wholly owned or primarily owned by Dr. Myers as our nominee shareholder. Although we retain the right to direct the transfer of these ownership arrangements to another licensed physician, if Dr. Myers died, was incapacitated or otherwise was no longer affiliated with us, there could be a material adverse effect on the relationship between us and each of those variable interest entities (“VIEs”) and, therefore, our business as a whole could be adversely affected.

The contractual arrangements we have with our VIEs is not as secure as direct ownership of such entities.

Because of laws prohibiting the corporate practice of medicine, we enter into contractual arrangements to manage certain of our affiliated physician practice groups, which allows us to consolidate those groups with OSH MSO for financial reporting purposes. If we were to hold such groups directly, we would be able to exercise our rights as an equity holder directly to effect changes in the boards of directors of those entities, which could effect changes at the management and operational level. In contrast, under our current contractual arrangements with our physician groups, we may not be able to directly change the members of the boards of directors of these entities and would have to rely on the entities and the entities’ equity holders to perform their obligations in order to exercise our control over the entities. If any of these affiliated entities or their equity holders fail to perform their respective obligations under the contractual arrangements, we may have to incur substantial costs and expend additional resources to enforce such arrangements.

We face inspections, reviews, audits and investigations under federal and state government programs and contracts. These audits could have adverse findings that may negatively affect our business, including our results of operations, liquidity, financial condition and reputation.

As a result of our participation in the Medicare and Medicaid programs, we are subject to various governmental inspections, reviews, audits and investigations to verify our compliance with these programs and applicable laws and regulations. Payors may also reserve the right to conduct audits. We also periodically conduct internal audits and reviews of our regulatory compliance. An adverse inspection, review, audit or investigation could result in:

•	refunding amounts we have been paid pursuant to the Medicare or Medicaid programs or from payors;
•	state or federal agencies imposing fines, penalties and other sanctions on us;
•	temporary suspension of payment for new patients to the facility or agency;
•	decertification or exclusion from participation in the Medicare or Medicaid programs or one or more payor networks;
•	self-disclosure of violations to applicable regulatory authorities;
•	damage to our reputation;
•	the revocation of a facility’s or agency’s license; and
•	loss of certain rights under, or termination of, our contracts with payors.

We have in the past and will likely in the future be required to refund amounts we have been paid and/or pay fines and penalties as a result of these inspections, reviews, audits and investigations. If adverse inspections, reviews, audits or investigations occur and any of the results noted above occur, it could have a material adverse effect on our business and operating results. Furthermore, the legal, document production and other costs associated with complying with these inspections, reviews, audits or investigations could be significant.

Our income tax treatment has changed as a result of the Organizational Transactions and our future effective income tax rates could be subject to volatility.

Prior to the IPO, we conducted our business as Oak Street Health, LLC. Oak Street Health, LLC was classified as a partnership for U.S. federal income tax purposes and consequently did not generally pay any U.S. federal, state or local income taxes. Following the IPO and related Organizational Transactions, we now operate under Oak Street Health, Inc. and Oak Street Health, Inc. is classified as a corporation for U.S. federal income tax purposes. As a corporation, Oak Street Health, Inc. is subject to U.S. federal, state, and local income taxes with respect to its taxable income.

Oak Street Health, Inc.’s future effective income tax rates could be subject to volatility or adversely affected by a number of factors, including:

•	changes in tax laws (including statutory changes that increase the applicable U.S. federal corporate tax rate from its current 21%);
•	changes in the valuation of our deferred tax assets and liabilities;
•	expected timing and amount of the release of any tax valuation allowances;
•	structural changes in our business;
•	tax effects of equity-based compensation; or
•	changes in tax regulations or other interpretations of applicable tax law.

In addition, as a corporation, Oak Street Health, Inc. may be subject to audits by U.S. federal, state and local tax authorities. Outcomes from these audits may adversely affect the operating results and financial condition of Oak Street Health, Inc.

We may incur certain tax liabilities attributable to our pre-IPO investors as a result of the Organizational Transactions.

In connection with the IPO and related Organizational Transactions, the entities through which the Lead Sponsors and other institutional investors held their ownership interests in Oak Street Health engaged in a series of transactions that resulted in each of these entities becoming wholly owned subsidiaries of Oak Street Health, Inc. See “Organizational Transactions.” As the parent company to these entities, Oak Street Health, Inc. generally succeeded to and, subject to certain rights to be indemnified, is responsible for the tax liabilities of the entities prior to the Organizational Transactions and, subject to certain rights to be indemnified, be responsible for costs incurred in defending any audits or other proceedings with respect to such taxes. Any such liabilities for which Oak Street Health, Inc. is responsible could have an adverse effect on our operating results and financial condition.

We may incur certain tax liabilities attributable to the pre-IPO taxable income or taxable loss of Oak Street Health, LLC.

Prior to the IPO and Organizational Transactions, we operated under Oak Street Health, LLC and Oak Street Health, LLC was classified as a partnership for U.S. federal income tax purposes. As a partnership, prior to the IPO and the Organizational Transactions, Oak Street Health, LLC did not directly pay any federal, state or local income taxes with respect to the taxable income shown on its tax returns. Rather, items of income, gain, loss, deduction, and credit are allocated among its partners and such persons are liable for any of the resulting income taxes.

Pursuant to certain provisions of the Internal Revenue Code of 1986, as amended (the “Code”) enacted as part of the Bipartisan Budget Act of 2015 (such provisions, the “Partnership Tax Audit Rules”), partnerships (and not the partners of the partnerships) can be subject to U.S. federal income taxes (and any related interest and penalties) resulting from adjustments made pursuant to an IRS audit or judicial proceedings to the items of income, gain, loss, deduction, or credit shown on the partnership’s tax return (or how such items are allocated among the partners). For example, such an adjustment could include the reduction of a loss allocated in periods prior to the Organizational Transactions, which in turn increases the taxable income reportable for periods after the Organizational Transactions. The Partnership Tax Audit Rules apply to Oak Street Health, LLC for each of its taxable years ending after December 31, 2017.

Under the Partnership Tax Audit Rules, a partnership’s liability for taxes can be reduced or avoided in certain circumstances depending on the status or actions of its partners. For example, if partners agree to amend their tax returns and pay the resulting taxes, the partnership’s liability can be reduced. Partnerships can also make elections to “push out” the tax liability resulting from the adjustment to its partners and, as a result, have the partners and not the partnerships pay the income taxes. Under current authority, partnerships that cease to exist can be considered to automatically have made this “push out” election. Whether a partnership ceases to exist is currently based on a determination by the IRS.

Following the IPO and the Organizational Transactions, Oak Street Health, Inc. pursued a series of internal reorganizations intended to simplify its entity structure (the “Internal Reorganization”). Following the Internal Reorganization, Oak Street Health, LLC remains in legal existence, but is no longer treated as a partnership for U.S. federal income tax purposes. Whether Oak Street Health, LLC has ceased to exist for purposes of the Partnership Tax Audit Rules, and therefore whether Oak Street Health, LLC has automatically made a “push out” election following these transactions, is unclear.

If Oak Street Health, LLC is not treated as ceasing to exist for purposes of the Partnership Tax Audit Rules, it does not appear that Oak Street Health, LLC would be considered to automatically make the “push out” election. Without an automatic or elective “push out” election, if there is an adjustment under the Partnership Tax Audit Rules, the prior partners of Oak Street Health, LLC would not be obligated to file any amended returns to reduce or avoid any tax that would otherwise be imposed on Oak Street Health, LLC, and Oak

Street Health, Inc. would economically incur any taxes, interest, or penalties associated with any of these adjustments (including in respect of such allocated tax losses). Any such liabilities for which Oak Street Health, Inc. is responsible could have an adverse effect on our operating results and financial condition.

If Oak Street Health, LLC is treated as ceasing to exist for purposes of Partnership Tax Audit Rules and is automatically treated as making a “push out election”, or if a “push out election” is voluntarily made, Oak Street Health, Inc. would still economically incur the portion of the taxes resulting from such audit that relate to certain of the entities that were contributed to Oak Street Health, Inc. as part of the Organizational Transactions. Further, whether or not a “push out” election is made or required, Oak Street Health, Inc. would bear the costs of defending any actions to make adjustments to the income tax returns of Oak Street Health, LLC for periods prior to the Organizational Transactions (including in respect of tax losses allocated prior to the Organizational Transactions). Any such liabilities for which Oak Street Health, Inc. is economically responsible could have an adverse effect on our operating results and financial condition.

We will not have control of any IRS audit or related proceeding pursuant to the Partnership Tax Audit Rules.

Under the Partnership Tax Audit Rules, the partnership (including Oak Street Health, LLC) is required to appoint one person (the “partnership representative”) to act on its behalf in connection with IRS audits and related proceedings. Under the Partnership Tax Audit Rules, this person does not need to be a partner of the partnership (including Oak Street Health, LLC). As described above, the partnership representative’s actions, including the partnership representative’s agreement to adjustments of the partnership’s income in settlement of an IRS audit of the partnership, will bind all partners of the partnership, and opt-out rights available to certain partners in connection with certain actions of the tax matters partner under the Partnership Tax Audit Rules for tax years beginning before January 1, 2018 will no longer be available.

The “partnership representative” for Oak Street Health, LLC for the years prior to its ownership by Oak Street Health, Inc. was an individual that was a member of Oak Street Health, LLC prior to the Organizational Transactions and is currently an officer of Oak Street Health, Inc. As a result, Oak Street Health, Inc. may not have any control over any IRS audit or related proceeding with respect to Oak Street Health, LLC. However, as described above, depending on the actions of the person acting as “partnership representative,” Oak Street Health, Inc. may still be held liable for any tax which results from an adjustment made pursuant to an IRS audit or judicial proceedings to the items of income, gain, loss, deduction, or credit shown on Oak Street Health, LLC’s income tax return.

Risks Related to Our Common Stock

The Lead Sponsors own a large portion of our common stock, and their interests may conflict with ours or yours in the future.

Following the offering dated February 11, 2021, investment entities affiliated with General Atlantic LLC (collectively, “General Atlantic”) and Newlight Partners LP (“Newlight” and, together with General Atlantic, the “Lead Sponsors”), collectively, beneficially own approximately 48.0% of our issued and outstanding shares of common stock. Even though we are no longer a controlled company, for so long as the Lead Sponsors continue to own a significant percentage of our stock, the Lead Sponsors will still be able to significantly influence the composition of our Board and the approval of actions requiring shareholder approval. Accordingly, for such period of time, the Lead Sponsors will continue to have significant influence with respect to our management, business plans and policies, including the appointment and removal of our officers, decisions on whether to raise future capital and amending our charter and bylaws, which govern the rights attached to our common stock. In particular, for so long as the Lead Sponsors continue to own a significant percentage of our stock, the Lead Sponsors will be able to cause or prevent a change of control of us or a change in the composition of our Board and could preclude any unsolicited acquisition of us. The concentration of ownership could deprive you of an opportunity to receive a premium for your shares of common stock as part of a sale of us and ultimately might affect the market price of our common stock.

In addition, we are party to the Sponsor Director Nomination Agreement (defined herein) that provides each Lead Sponsor the right to designate: (i) three of the nominees for election to our Board for so long as each beneficially owns at least 20% of our common stock then outstanding; (ii) two of the nominees for election to our Board for so long as each beneficially owns less than 20% but at least 10% of our common stock then outstanding; and (iii) one of the nominees for election to our Board for so long as each beneficially owns less than 10% but at least 5% of our common stock then outstanding. As of the date of this filing, our Lead Sponsors continue to hold more than 47% of our common stock then outstanding. The Lead Sponsors may also assign such right to their affiliates. The Sponsor Director Nomination Agreement also prohibits us from increasing or decreasing the size of our Board without the prior written consent of the Lead Sponsors.

The Lead Sponsors and their affiliates engage in a broad spectrum of activities, including investments in the healthcare industry generally. In the ordinary course of their business activities, the Lead Sponsors and their affiliates may engage in activities where their interests conflict with our interests or those of our other shareholders, such as investing in or advising businesses that directly or indirectly compete with certain portions of our business or are suppliers or customers of ours. Our certificate of incorporation provides that none of the Lead Sponsors, any of their affiliates or any director who is not employed by us (including any non-employee director who serves as one of our officers in both his director and officer capacities) or its affiliates have any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we operate. The Lead Sponsors also may pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. In addition, the Lead Sponsors may have an interest in pursuing acquisitions, divestitures and other transactions that, in its judgment, could enhance its investment, even though such transactions might involve risks to you.

While we are no longer a controlled company within the meaning of the rules of the NYSE, we will continue to qualify for and may rely on exemptions from certain corporate governance requirements that would otherwise provide protection to our stockholders during a one-year transition period.

As of the date of this filing, the Lead Sponsors no longer own a majority of our common stock. Accordingly, we are no longer a controlled company within the meaning of the corporate governance standards of the NYSE and we will, subject to certain transition periods permitted by NYSE rules, no longer rely on exemptions from corporate governance requirements that are available to controlled companies. As a result, we are now required to have at least one independent director on each of our nominating and corporate governance committee and compensation committee, at least a majority of independent directors on those committees by May 17, 2021, and fully independent nominating and corporate governance committee and compensation committee by February 16, 2022. We are also required to have a majority independent board of directors by February 16, 2022 and to perform an annual performance evaluation of our nominating and corporate governance and compensation committees. We do not intend to rely on these exemptions, as a majority of our directors are currently independent and our audit committee, compensation committee, and nominating and corporate governance committee are fully independent; however, to the extent we rely, during our controlled company transition period, on any of the exemptions from corporate governance requirements that are available to controlled companies, our stockholders will not have the same protection afforded to stockholders of companies that are subject to all of the NYSE corporate governance standards.

We are an “emerging growth company” and we have elected to comply with reduced public company reporting requirements, which could make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we are eligible for certain exemptions from various public company reporting requirements. These exemptions include, but are not limited to, (i) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, (ii) reduced disclosure obligations regarding executive compensation in our periodic reports, proxy statements and registration statements, (iii) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved, (iv) not being required to provide five years of Selected Consolidated Financial Data in this filing and (v) an extended transition period to comply with new or revised accounting standards applicable to public companies. We could be an emerging growth company for up to five years after the first sale of our common stock pursuant to our IPO, which fifth anniversary will occur in 2025. If, however, certain events occur prior to the end of such five-year period, including if we become a “large accelerated filer,” our annual gross revenue exceeds $1.07 billion or we issue more than $1.0 billion of non- convertible debt in any three-year period, we would cease to be an emerging growth company prior to the end of such five-year period. We have made certain elections with regard to the reduced disclosure obligations regarding executive compensation in this filing and may elect to take advantage of other reduced disclosure obligations in future filings. In addition, we will choose to take advantage of the extended transition period to comply with new or revised accounting standards applicable to public companies. As a result, the information that we provide to holders of our common stock may be different than you might receive from other public reporting companies in which you hold equity interests. We cannot predict if investors will find our common stock less attractive as a result of reliance on these exemptions. If some investors find our common stock less attractive as a result of any choice we make to reduce disclosure, there may be a less active trading market for our common stock and the market price for our common stock may be more volatile.

The requirements of being a public company may strain our resources and distract our management, which could make it difficult to manage our business, particularly after we are no longer an “emerging growth company.”

As a public company, we incur legal, accounting and other expenses that we did not previously incur. We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Sarbanes-Oxley Act, the listing requirements of the NYSE and other applicable securities rules and regulations. Compliance with these rules and regulations will continue to increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company.” The Exchange Act requires that we file annual, quarterly and current reports with respect to our business, financial condition and results of operations. The Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective internal controls and procedures for financial reporting. Furthermore, the need to establish the corporate infrastructure demanded of a public company may divert our management’s attention from implementing our growth strategy, which could prevent us from improving our business, financial condition and results of operations. We have made, and will continue to make, changes to our internal controls and procedures for financial reporting and accounting systems to meet our reporting obligations as a public company. However, the measures we take may not be sufficient to satisfy our obligations as a public company. In addition, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly. For example, these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantial costs to maintain the same or similar coverage. These additional obligations could have a material adverse effect on our business, financial condition and results of operations.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We have invested, and will continue to invest, resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of our management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and there could be a material adverse effect on our business, financial condition and results of operations.

Provisions of our corporate governance documents could make an acquisition of us more difficult and may prevent attempts by our shareholders to replace or remove our current management, even if beneficial to our shareholders.

In addition to the Lead Sponsors’ beneficial ownership of a combined 48.0% of our common stock, our certificate of incorporation and bylaws and the Delaware General Corporation Law (the “DGCL”), contain provisions that could make it more difficult for a third party to acquire us, even if doing so might be beneficial to our shareholders. Among other things, these provisions:

•

allow us to authorize the issuance of undesignated preferred stock, the terms of which may be established and the shares of which may be issued without shareholder approval, and which may include supermajority voting, special approval, dividend, or other rights or preferences superior to the rights of shareholders;

•	provide for a classified board of directors with staggered three-year terms;
•	prohibit shareholder action by written consent from and after the date on which the Lead Sponsors beneficially own, in the aggregate, less than 40% of our common stock then outstanding;
•

provide that any amendment, alteration, rescission or repeal of our bylaws by our shareholders will require the affirmative vote of the holders of at least 66 2/3% in voting power of all the then- outstanding shares of our stock entitled to vote thereon, voting together as a single class; and

•

establish advance notice requirements for nominations for elections to our Board or for proposing matters that can be acted upon by shareholders at shareholder meetings, provided, however, that at any time when a Lead Sponsor beneficially owns, in the aggregate, at least 5% of our common stock then outstanding, such advance notice procedure will not apply to that Lead Sponsor.

Our certificate of incorporation contains a provision that provides us with protections similar to Section 203 of the DGCL, and prevents us from engaging in a business combination with a person (excluding the Lead Sponsors and any of their direct or indirect transferees and any group as to which such persons are a party) who acquires at least 15% of our common stock for a period of three years from the date such person acquired such common stock, unless board or shareholder approval is obtained prior to the acquisition. This provision could discourage, delay or prevent a transaction involving a change in control of our company. This provision could also discourage proxy contests and make it more difficult for you and other shareholders to elect directors of your choosing and cause us to take other corporate actions you desire, including actions that you may deem advantageous, or negatively affect the trading price of our common stock. In addition, because our Board is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our shareholders to replace current members of our management team.

These and other provisions in our certificate of incorporation, bylaws and Delaware law could make it more difficult for shareholders or potential acquirers to obtain control of our Board or initiate actions that are opposed by our then-current Board, including delay or impede a merger, tender offer or proxy contest involving our company. The existence of these provisions could negatively affect the price of our common stock and limit opportunities for you to realize value in a corporate transaction.

Our certificate of incorporation designates the Court of Chancery of the State of Delaware as the exclusive forum for certain litigation that may be initiated by our shareholders, which could limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us.

Pursuant to our certificate of incorporation, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our shareholders, (3) any action asserting a claim  against us arising pursuant to any provision of the DGCL, our certificate of incorporation or our bylaws or (4) any other action asserting a claim against us that is governed by the internal affairs doctrine; provided that for the avoidance of doubt, the forum selection provision that identifies the Court of Chancery of the State of Delaware as the exclusive forum for certain litigation, including any “derivative action,” will not apply to suits to enforce a duty or liability created by the Securities Act, the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Our certificate of incorporation further provides that any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have notice of and consented to the provisions of our certificate of incorporation described above. The forum selection clause in our certificate of incorporation may have the effect of discouraging lawsuits against us or our directors and officers and may limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us.

An active, liquid trading market for our common stock may not be sustained.

Although our common stock is currently listed on the NYSE under the symbol “OSH,” an active trading market for our shares may not be sustained. Accordingly, if an active trading market for our common is not maintained, the liquidity of our common stock, your ability to sell your shares of our common stock when desired and the prices that you may obtain for your shares of common stock will be adversely affected.

Our operating results and stock price may be volatile.

Our quarterly operating results are likely to fluctuate in the future. In addition, securities markets worldwide have experienced, and are likely to continue to experience, significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, could subject the market price of our shares to wide price fluctuations regardless of our operating performance. Our operating results and the trading price of our shares may fluctuate in response to various factors, including:

•	market conditions in our industry or the broader stock market;
•	actual or anticipated fluctuations in our quarterly financial and operating results;
•	introduction of new solutions or services by us or our competitors;
•	issuance of new or changed securities analysts’ reports or recommendations;
•	sales, or anticipated sales, of large blocks of our stock;
•	additions or departures of key personnel;
•	regulatory or political developments;
•	litigation and governmental investigations;
•	changing economic conditions;
•	investors’ perception of us;
•	events beyond our control such as weather and war; and
•	any default on our indebtedness.

These and other factors, many of which are beyond our control, may cause our operating results and the market price and demand for our shares to fluctuate substantially. Fluctuations in our quarterly operating results could limit or prevent investors from readily selling their shares and may otherwise negatively affect the market price and liquidity of our shares. In addition, in the past, when the market price of a stock has been volatile, holders of that stock have sometimes instituted securities class action litigation against the company that issued the stock. If any of our shareholders brought a lawsuit against us, we could incur substantial costs defending the lawsuit. Such a lawsuit could also divert the time and attention of our management from our business, which could significantly harm our profitability and reputation.

A significant portion of our total outstanding shares are restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of March 4, 2021, we have 240,747,470 outstanding shares of common stock. Shareholders holding over 62% of our shares of common stock have entered into lock-up agreements prior to certain secondary offerings of shares of our common stock in December 2020 and February 2021, with a lock-up period until April 15, 2021. All of these shares will, however, be able to be resold after the expiration of the lock-up period, as well as pursuant to customary exceptions thereto or upon the waiver of the lock-up agreement by J.P. Morgan Securities LLC on behalf of the underwriters. We have registered shares of common stock that we may issue under our equity compensation plans. Such shares can be freely sold in the public market upon issuance, subject to the lock-up agreements. As restrictions on resale end, the market price of our stock could decline if the holders of currently restricted shares sell them or are perceived by the market as intending to sell them.

Because we have no current plans to pay regular cash dividends on our common stock for the foreseeable future, you may not receive any return on investment unless you sell your common stock for a price greater than that which you paid for it.

We do not anticipate paying any regular cash dividends on our common stock for the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of our Board and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that our Board may deem relevant. In addition, our ability to pay dividends is, and may be, limited by covenants of any future outstanding indebtedness we or our subsidiaries incur. Therefore, any return on investment in our common stock is solely dependent upon the appreciation of the price of our common stock on the open market, which may not occur.

If securities or industry analysts do not publish research or reports about our business, if they adversely change their recommendations regarding our shares or if our results of operations do not meet their expectations, our stock price and trading volume could decline.

The trading market for our shares is influenced by the research and reports that industry or securities analysts publish about us or our business. We do not have any control over these analysts. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. Moreover, if one or more of the analysts who cover us downgrade our stock, or if our results of operations do not meet their expectations, our stock price could decline.

We may issue shares of preferred stock in the future, which could make it difficult for another company to acquire us or could otherwise adversely affect holders of our common stock, which could depress the price of our common stock.

Our certificate of incorporation authorizes us to issue one or more series of preferred stock. Our Board has the authority to determine the preferences, limitations and relative rights of the shares of preferred stock and to fix the number of shares constituting any series and the designation of such series, without any further vote or action by our shareholders. Our preferred stock could be issued with voting, liquidation, dividend and other rights superior to the rights of our common stock. The potential issuance of preferred stock may delay or prevent a change in control of us, discouraging bids for our common stock at a premium to the market price, and materially adversely affect the market price and the voting and other rights of the holders of our common stock.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive offices are located in Chicago, Illinois where we occupy facilities totaling approximately 35,000 square feet under subleases that expire on September 30, 2022 and October 31, 2025. We use this facility for administration, sales and marketing, technology and development and professional services. We also lease offices elsewhere in the United States, including Charlotte, North Carolina and Oak Brook, Illinois.

We intend to procure additional space as we add team members and expand geographically. We believe that our facilities are adequate to meet our needs for the immediate future, and that, should it be needed, suitable additional space will be available to accommodate any such expansion of our operations.

As of December 31, 2020, we leased approximately 976,000 gross square feet relating to 79 centers located in Illinois, Indiana, Michigan, Mississippi, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, Tennessee and Texas, including our corporate offices and some centers that are leased from Humana. See “Risk Factors—Risks Related to Our Business—We lease all of our facilities and may experience risks relating to lease termination, lease expense escalators, lease extensions and special charges.” Our leases typically have terms of 7 to 15 years, and generally provide for renewal or extension options. Our lease obligations often include annual fixed rent escalators ranging between 2% and 3% or variable rent escalators based on a consumer price index. Generally, our leases are “net” leases, which require us to pay all of the cost of insurance, taxes, maintenance and utilities. We generally cannot cancel these leases at our option.

Item 3. Legal Proceedings

The information in response to this item is included in Note 11, Commitments- Litigation and Contingencies, to the Consolidated Financial Statements included in Part IV, Item 15, of this Form 10-K.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Securities Market Information

Our common stock has been listed on the NYSE under the symbol “OSH” since August 6, 2020.  Prior to that, there was no public trading market for our common stock.

Holders of Record

As of March 4, 2021, there were approximately 90 stockholders of record for our common stock.  The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.  This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

We currently intend to retain all available funds and any future earnings to fund the development and growth of our business and to repay indebtedness and, therefore, we do not anticipate paying any cash dividends in the foreseeable future. Additionally, because we are a holding company, our ability to pay dividends on our common stock may be limited by restrictions on the ability of our subsidiaries to pay dividends or make distributions to us. Any future determination to pay dividends will be at the discretion of our Board, subject to compliance with covenants in current and future agreements governing our and our subsidiaries’ indebtedness, and will depend on our results of operations, financial condition, capital requirements and other factors that our Board may deem relevant.

Stock Performance Graph

The following performance graph and related information shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section or Sections 11 and 12(a)(2) of the Securities Act of 1933, as amended, and shall not be incorporated by reference into any registration statement or other document filed by us with the SEC, whether made before or after the date of this Annual Report on Form 10-K, regardless of any general incorporation language in such filing, except as shall be expressly set forth by specific reference in such filing.

The following graph and related information shows a comparison of the cumulative total return for our common stock and Standard & Poor’s 500 Index (“S&P 500 Index”) between August 6, 2020 (the date our common stock commenced trading on the NYSE) through December 31, 2020. All values assume an initial investment of $100 and reinvestment of any dividends. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our common stock.

	8/6/2020	8/31/2020	9/30/2020	10/31/2020	11/30/2020	12/31/2020
Oak Street Health, Inc.	$100.00	$111.58	$133.85	$118.98	$117.93	$152.90
S&P 500 Index	$100.00	$104.51	$100.41	$97.64	$108.14	$112.15

Securities Authorized for Issuance Under Equity Compensation Plans

The information called for by this item regarding equity compensation plans is incorporated by reference to the information set forth in Part III, Item 12 of this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities during the year ended December 31, 2020, except as previously reported.

The offers, sales and issuances of the securities described in this Item 5 were deemed to be exempt from registration under the Securities Act under either (i) Rule 701 promulgated under the Securities Act as offers and sale of securities pursuant to certain compensatory benefit plans and contracts relating to compensation in compliance with Rule 701 or (ii) Section 4(a)(2) of the Securities Act (and Regulation D or Regulation S promulgated thereunder) as transactions by an issuer not involving any public offering. The recipients of securities in each of these transactions represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the stock certificates and instruments issued in such transactions.

Issuer Purchases of Equity Securities

None.

Use of Proceeds from Registered Securities

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

On August 11, 2020, the Company utilized a portion of the net proceeds to repay the $80,000 principal balance of indebtedness under the Hercules Capital, Inc. loan and the associated interest and repayment penalties of $5,779. There has been no material change in the use of proceeds described in Oak Street Health Inc.’s Prospectus.

Item 6. Selected Financial Data

THREE YEAR SUMMARY OF SELECTED CONSOLIDATED FINANCIAL DATA

(In thousands, except shares and per share amounts)

The following tables present our selected consolidated financial data and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with the Consolidated Financial Statements and notes thereto, which are included elsewhere in this Annual Report. The consolidated statement of operations data for the years ended December 31, 2020, 2019 and 2018 and the consolidated balance sheets data as of December 31, 2020 and 2019 are derived from our audited consolidated financial statements that are included elsewhere in this Annual Report. Our historical results are not necessarily indicative of the results that may be expected in the future.

	Year Ended
	December 31, 2020		December 31, 2019		December 31, 2018
Total revenues	$882,765		$556,604		$317,938
Loss from operations	$(183,521)		$(103,876)		$(76,037)
Net loss per share – basic and diluted[1]	$(0.55)	$	N/A	$	N/A

[1]

Basic and diluted earnings per share of common stock is applicable only for periods after the Company's IPO (See Note 2 within the Consolidated Financial Statements included in Part IV, Item 15 for further discussion).

	As of December 31, 2020	As of December 31, 2019

Cash	409,309	33,987
Total assets	780,978	301,822
Working capital	371,688	(19,683)
Long-term debt, net of current portion	-	62,840
Total stockholders' equity/members' deficit[2]	423,218	(344,878)

[2]

In August 2020, we completed the initial public offering of our common stock in which we issued an aggregate of 17,968,750 shares of common stock for net proceeds of approximately $351,229, after deducting underwriting discounts, commissions and offering costs. Upon the completion of the offering, all outstanding shares of redeemable stock were converted into shares of common stock (see Notes 13 & 14 within the Consolidated Financial Statements included in Part IV, Item 15 for further discussion).

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations ($ in thousands)

The following discussion and analysis is intended to help the reader understand our business, financial condition, results of operations, liquidity and capital resources. This discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K and the description of the Company’s Business in Item 1 above. Unless the context otherwise indicates or requires, the terms “we”, “our” and “the Company” as used herein refer to Oak Street Health, Inc. and its consolidated subsidiaries, including Oak Street Health, LLC, which is Oak Street Health, Inc.’s predecessor for financial reporting purposes for periods presented prior to August 10, 2020.

In addition to historical data, the discussion contains forward-looking statements about the business, operations and financial performance of the Company based on our current expectations that involves risks, uncertainties and assumptions. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed above in “Forward-Looking Statements,” and Part I, Item 1A, “Risk Factors.”

Overview

Oak Street Health, Inc. (collectively referred to as “Oak Street Health,” “OSH,” “we,” “us,” “our,” or the “Company”) was formed as a Delaware corporation on October 22, 2019 for the purpose of completing a public offering and related restructuring transactions (collectively referred to as the “IPO”) in order to carry on the business of Oak Street Health, LLC (“OSH LLC”) and its affiliates. As the managing member of OSH LLC, Oak Street Health, Inc. operates and controls all of the business affairs of OSH LLC and its affiliates. For further discussion related to the IPO, see Note 1 in Part IV, Item 15. Our common stock trades on the New York Stock Exchange (“NYSE”) under the ticker symbol “OSH.”

The Company operates primary care centers within the United States serving Medicare beneficiaries. The Company, through its centers and management services organization, combines an innovative care model with superior patient experience. The Company invests resources into primary care to prevent unnecessary acute events and manage chronic illnesses. The Company engages Medicare eligible patients through the use of an innovative community outreach approach. Once patients are engaged, the Company integrates population health analytics, social support services and primary care into the care model to drive improved outcomes. The Company contracts with health plans to generate medical costs savings and realize a return on its investment in primary care. As of December 31, 2020, the Company operated 79 centers in 16 markets across 11 states, which provided care for approximately 97,000 patients. We, together with our affiliated physician practice organizations, employed approximately 3,200 team members, including approximately 300 primary care providers. Our operations are organized and reported under one segment.

COVID-19 Update on our Business

On March 11, 2020, the World Health Organization designated COVID-19 as a global pandemic. The rapid spread of COVID-19 around the world and throughout the United States has altered the behavior of businesses and people, with significant negative effects on federal, state and local economies, the duration of which is unknown at this time. Various policies were implemented by federal, state and local governments in response to the COVID-19 pandemic that caused many people to remain at home and forced the closure of or limitations on certain businesses, as well as suspended elective procedures by health care facilities. While some of these restrictions have been eased across the U.S. and most states have lifted moratoriums on non-emergent procedures, some restrictions remain in place, and many state and local governments are re-imposing certain restrictions due to the increasing rates of COVID-19 cases. The virus disproportionately impacts older adults, especially those with chronic illnesses, which describes many of our patients.

In response to the COVID-19 pandemic during the year ended December 31, 2020, we took the following actions to ensure the safety of our employees and their families and to address the physical, mental and social health of our patients:

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
•

Temporarily delayed planned openings of new centers through August 2020 but have restarted our growth efforts through patient outreach and starting August 2020, we resumed opening new centers. As of December 31, 2020, we operated 79 centers;

•

Temporarily halted community outreach and other marketing initiatives which drive new patients to our platform through June 2020 but have recommenced marketing initiatives during the third quarter of 2020;

•	Acquired and deployed significantly greater amounts of personal protective equipment to ensure the safety of our employees and patients;
•

Created a program called “COVID Care” to actively monitor our patients for suspected COVID-19 infections with the goal of managing those symptoms to keep our patients safely out of the hospital unless and until necessary due to the potential infection risks in the hospital environment;

•	Redeployed our contracted and employed drivers, who typically transport patients to our centers, to deliver food from food pantries to our patients to address food supply issues or challenges;
•	Provided free rapid COVID-19 tests to all members of the Chicago community; and
•

Launched an effort in January 2021 to vaccinate frontline healthcare workers (both employees of Oak Street Health and non-employees), our patients, and other eligible members of our communities. While this work is critically important for our communities, we also expect our agile vaccination efforts will result in greater brand awareness and loyalty and incremental patient growth.

The COVID-19 pandemic did not have a material impact on our results of operations, cash flows and financial position as of year ended December 31, 2020; although our decisions to defer center openings and limit patient outreach and marketing initiatives resulted in slower growth than we would have otherwise experienced in 2020. Over 96% of our total revenues are recurring, consisting of fixed monthly per-patient-per-month capitation payments we receive from MA plans.

We do expect COVID-19 to impact both our per-patient capitated revenue due to lower risk scores for new patients and our medical claims expense. Although we expect risk scores for existing Oak Street Health patients to be consistent with our historical experience, due to a lack of availability of care and inadequate documentation as discussed in more detail below, we expect lower risk scores for new patients in 2021, which will result in lower per-patient capitated revenue.  As future patients not served by Oak Street Health in 2020 were unable to access the healthcare system for several months in 2020 due to local COVID-19 restrictions and therefore had fewer interactions with healthcare providers than a typical year, we expect the risk scores for these new patients in 2021 to be lower than they have been historically.

As we are financially responsible for essentially all of the healthcare costs associated with our at-risk patients whether we provide that care or a third party provides that care, we suspect that the healthcare costs of patients infected with COVID-19 will be greater than had COVID-19 not occurred. It is impossible, however, to know what other healthcare issues these patients may have encountered in their pre-COVID-19 lives and whether the COVID-19 costs are or will be greater or lesser than the costs these patients would otherwise incur. Additionally, because of the extraordinary measures taken by local governments in our markets particularly in the second quarter of 2020, all of our patients had more limited access to healthcare services, including healthcare specialists such as cardiologists or orthopedists, to schedule both inpatient and outpatient surgeries, and to some extent hospital care. Beginning in late March 2020 and extending through most of the second quarter of 2020, our patients who were not infected with COVID-19 incurred lower healthcare costs than we would have otherwise expected, which will result in lower medical claims expense that we incur. We expect the vast majority of these costs are just delayed and will be incurred at future points in time and it is possible that the deferral of healthcare services could cause additional health problems in our existing patients, which could increase our costs in the future. In the third and fourth quarters of 2020, we did experience an increase in medical costs to levels above historical norms.  Because of the COVID-19 related volatility in medical cost data in 2020, we do not believe that our 2020 medical cost data can serve as a reliable basis for estimating our 2021 performance and given the fact that we do not know what the impact to medical costs will be as a result of the surge in COVID-19 cases at the end of 2020 and the beginning of 2021.  Given these factors, per-patient medical costs may be greater in 2021 than the levels we experienced in our recent historical results. Furthermore, given the time it takes for medical claims to be submitted to MA plans, adjudicated, and sent to us, we believe it will be several quarters before we will be able to accurately calculate the impact on medical claims expense from the COVID-19 pandemic. We do believe, however, that the impact of on per-patient revenue and medical claims related to COVID-19 that we expect to experience will not have a materially detrimental effect on our long-term financial performance.

The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, future results of operations and financial condition will depend on future factors that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19 including the impact of new variants of the virus, the actions taken to contain it or treat its impact and the economic impact on our markets. Such factors include, but are not limited to, the scope and duration of stay-at-home practices and business closures and restrictions, government-imposed or recommended suspensions of elective procedures, and expenses required for supplies and personal protective equipment. Because of these and other uncertainties, we cannot estimate the length or severity of the impact of the pandemic on our business. Furthermore, because of our business model, the full impact of the COVID-19 pandemic may not be fully reflected in our results of operations and overall financial condition until future periods. We will continue to closely evaluate and monitor the nature and extent of these potential impacts to our business, results of operations and liquidity.

For additional information on the various risks posed by the COVID-19 pandemic, please read the Risk Factors included in this Annual Report on Form 10-K.

Key Factors Affecting Our Performance

•

Adding New Patients in Existing Centers: Our ability to add new patients is a key indicator of the market’s recognition of the attractiveness of the Oak Street Platform, both to our patients and MA plan partners, and a key growth driver for the business. As we add patients to our existing centers, we expect these patients to contribute significant incremental economics to Oak Street Health as we leverage our fixed cost base at each center. We grow our patient base through our own internal sales and marketing efforts, which drive most of our new patient growth, as well as assignments from our MA plan partners. We grew our patient base from approximately 79,000 patients as of December 31, 2019 to approximately 97,000 as of December 31, 2020. Our growth during this period was more modest than we would have anticipated due to the measures we took to limit our outreach and marketing activities in response to the COVID-19 pandemic (see — COVID-19 Update on our Business).

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

•

Contract with Payors: Our economic model relies on our capitated partnerships with payors which manage and market MA plans across the United States. In our short history, we have been able to establish strategic value-based relationships with 25 different payors as of December 31, 2020, including each of the top 5 national payors by number of MA patients. These existing contracts and relationships and our partners’ understanding of the value of our model reduces the risk of entering into new markets as we typically have payor contracts before entering a new market. Maintaining, supporting, and growing these relationships, particularly as we enter new geographies, is critical to our long-term success.

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

•

Center-Level Contribution Margin: We endeavor to expand our number of centers and number of patients at each center over time. Due to the significant fixed costs associated with operating and managing our centers and the increases we experience in patient contribution on a per-patient basis the longer a patient is part of the Oak Street Platform, we generate significantly better center-level contribution margins (defined as (i) patient revenue, excluding Medicare Part D revenue minus (ii) the sum of (a) medical claims expense, excluding Medicare Part D related expenses, and (b) cost of care, excluding depreciation and amortization) as the patient base within our centers increases and matures and our costs decrease as a percent of revenue. As a result, the value of a center to our business increases over time.

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

•

Investments in Growth: We expect to continue to focus on long-term growth through investments in our centers, care model and sales and marketing. In addition, we expect our corporate, general and administrative expenses to increase in absolute dollars for the foreseeable future to support our growth and because of additional costs of being a public company.

Executive Summary

The following table presents key financial statistics for the Company for the years ended December 31, 2020, 2019 and 2018:

	For the Year Ended
(dollars in thousands)	December 31, 2020	December 31, 2019	December 31, 2018
Centers	79	51	39
Total patients	97,000	79,000	50,000
At-risk	64,500	48,000	30,000
Fee-for-service	32,500	31,000	20,000
Total revenues	$882,765	$556,604	$317,938
Loss from operations[1]	$(183,521)	$(103,876)	$(76,037)
Net loss[1]	$(192,077)	$(109,443)	$(79,715)
Platform contribution (Non-GAAP)[2]	$77,410	$29,753	$4,414
Patient contribution (Non-GAAP)[2]	$233,430	$153,911	$82,028
Adjusted EBITDA (Non-GAAP)[2]	$(92,574)	$(88,244)	$(58,945)

1	Includes stock and unit-based compensation as shown in the table in the Results of Operations section below
2	See “—Non-GAAP Reconciliations” below for reconciliations to the most directly comparable financial measures calculated in accordance with GAAP and related disclosures

Centers

We define our centers as those primary care centers open for business and attending to patients at the end of a particular period. Our centers are leased or licensed by OSH MSO or an affiliated entity and, pursuant to the terms of certain contractual relationships between OSH MSO and our affiliated medical practices, made available for use by the medical practices in the provision of primary care services.

Total Patients

Total patients includes both at-risk Medicare Advantage patients (those patients for whom we are financially responsible for their total healthcare costs) as well as fee-for-service Medicare patients (those patients for whom our affiliated medical groups submit claims to the federal government for direct reimbursement under the Medicare program or to MA plans which we do not have value-based arrangements). We define our total at-risk patients as at-risk patients who have selected one of our affiliated medical groups as their provider of primary care medical services as of the end of a particular period. We define our total fee-for-service Medicare patients as fee-for-service Medicare patients who come to one of our centers for medical care at least once per year. A fee-for-service patient continues to be included in our patient count until the earlier to occur of (a) more than one year since the patient’s last visit, (b) the patient communicates a desire to stop receiving care from us or (c) the patient passes away.

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

Patient and platform contributions are reconciled to loss from operations as the most directly comparable GAAP measure as set forth in the below tables under “Non-GAAP Reconciliations.” Adjusted EBITDA is reconciled to net loss as the most directly comparable GAAP measure as set forth in the below table under “Non-GAAP Reconciliations.”

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

We provide investors and other users of our financial information with reconciliations of patient contribution, platform contribution and Adjusted EBITDA to loss from operations and net loss, respectively. We encourage investors and others to review our financial information in its entirety, not to rely on any single financial measure and to view patient contribution, platform contribution and Adjusted EBITDA in conjunction with loss from operations and net loss, respectively.

Patient Contribution

We define patient contribution as capitated revenue less medical claims expense. We view patient contribution as all of the dollars available for us to manage our business, including providing care to our patients, investing in marketing to attract new patients to the Oak Street Platform and supporting the organization through our central corporate infrastructure. We expect that patient contribution will grow year-over-year in absolute dollars as our at-risk patient base continues to grow. We would also expect that our patient contribution per-patient-per-month economics on our at-risk patients will continue to improve the longer our patients are part of the Oak Street Platform as we better understand their health conditions and the patients better engage with our care model. We would expect, however, that our aggregate patient contribution per-patient-per-month economics on our at-risk patients may decrease at an aggregate level to the extent our patient growth skews our mix of patients towards patients newer to the Oak Street Platform. We would also expect to experience seasonality in patient contribution per-patient-per-month with the first quarter generally generating the greatest patient contribution per-patient-per-month, decreasing for the rest of the year. This seasonality is primarily driven by our adding new patients to the Oak Street Platform throughout the year, who generally have lower per-patient capitated revenue compared to our existing patient base.

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

Adjusted EBITDA

We define adjusted EBITDA as net loss excluding other income (expense), income taxes, depreciation and amortization, transaction/offering related costs and stock and unit-based compensation. We include adjusted EBITDA in this Annual Report because it is an important measure upon which our management assesses and believes investors should assess our operating performance. We also consider adjusted EBITDA to be an important measure because it helps illustrate underlying trends in our business and our historical operating performance on a more consistent basis.

Results of Operations

The following table sets forth our consolidated statements of operations data for the periods indicated:

	For the Year Ended
(dollars in thousands)	December 31, 2020	December 31, 2019	December 31, 2018
Revenues:
Capitated revenue	$851,275	$539,909	$309,594
Other patient service revenue	31,490	16,695	8,344
Total revenues	882,765	556,604	317,938

Operating expenses:
Medical claims expense	617,845	385,998	227,566
Cost of care, excluding depreciation and amortization	187,510	140,853	85,958
Sales and marketing (1)	64,211	46,189	25,470
Corporate, general and administrative (2)	185,495	79,592	50,799
Depreciation and amortization	11,225	7,848	4,182
Total operating expenses	1,066,286	660,480	393,975

Loss from operations	$(183,521)	$(103,876)	$(76,037)

Other income/(expense)
Interest expense, net	(8,712)	(5,651)	(3,688)
Other	156	84	10
Total other expense	(8,556)	(5,567)	(3,678)
Net loss	$(192,077)	$(109,443)	$(79,715)

Net loss attributable to noncontrolling interests	4,087	1,581	171
Net loss attributable to the Company	$(187,990)	$(107,862)	$(79,544)

(1) Includes stock-based compensation, as follows:	$1,321	$-	$-
(2) Includes stock-based compensation, as follows:	$77,291	$4,099	$12,910

The following table sets forth our results of operations for the periods presented as a percentage of our total revenues for those periods. Percentages presented in the following tables may not sum due to rounding.

	For the Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018
Revenues:
Capitated revenue	96%	97%	97%
Other patient service revenue	4%	3%	3%
Total revenues	100%	100%	100%

Operating expenses:
Medical claims expense	70%	69%	72%
Cost of care, excluding depreciation and amortization	21%	25%	27%
Sales and marketing	7%	8%	8%
Corporate, general and administrative	21%	14%	16%
Depreciation and amortization	1%	1%	1%
Total operating expenses	121%	119%	124%

Loss from operations	-21%	-19%	-24%

Other income/(expense):
Interest expense, net	-1%	-1%	-1%
Other	0%	0%	0%
Total other expense	-1%	-1%	-1%
Net loss	-22%	-20%	-25%

Net loss attributable to noncontrolling interests	0%	0%	0%
Net loss attributable to the Company	-21%	-19%	-25%

Comparison of the Year Ended December 31, 2020 and 2019

Total revenues

	For the Year Ended December 31,		Change
(dollars in thousands)	2020	2019	$	%
Revenues:
Capitated revenue	$851,275	$539,909	$311,366	58%
Other patient service revenue	31,490	16,695	14,795	89%
Total revenues	$882,765	$556,604	$326,161	59%

Capitated revenue was $851,275 for the year ended December 31, 2020, an increase of $311,366, or 58%, compared to $539,909 for the year ended December 31, 2019. This increase was driven primarily by a 34% increase in total patients under capitated arrangements and an increase of approximately 17% in capitated revenue rates primarily due to increased premiums from patients with a higher average level of acuity. For the quarter ended December 31, 2020, we recognized approximately $3,000 of total capitated revenue from one-time events related to settlements with health plans and $9,000 of capitated revenue that was earned throughout the year ended December 31, 2020 but was booked entirely in the quarter ended December 31, 2020.

Other patient service revenue was $31,490 for the year ended December 31, 2020, an increase of $14,795, or 89%, compared to $16,695 for the year ended December 31, 2019. This increase was driven primarily by higher care coordination and care management services revenue resulting from our increased patient base and number of centers that we operate.  For the quarter ended December 31, 2020, we recognized approximately $4,200 of other revenue from one-time events, of which $2,199 was from the HHS Provider Relief Funds to offset lost fee-for-service revenues as a result of the COVID pandemic.  For the quarter ended December 31, 2020, we also recognized approximately $2,400 of total other patient service revenue that was earned throughout the year ended December 31, 2020 but was booked entirely in the quarter ended December 31, 2020.

Operating Expenses

	For the Year Ended December 31,		Change
(dollars in thousands)	2020	2019	$	%
Medical claims expense	$617,845	$385,998	$231,847	60%
Cost of care, excluding depreciation and amortization	187,510	140,853	46,657	33%
Sales and marketing	64,211	46,189	18,022	39%
Corporate, general and administrative	185,495	79,592	105,903	133%
Depreciation and amortization	11,225	7,848	3,377	43%
Total operating expenses	$1,066,286	$660,480	$405,806	61%

Medical claims expense was $617,845 or 70% of total revenues for the year ended December 31, 2020, an increase of $231,847, or 60%, compared to $385,998 or 69% of total revenues for the year ended December 31, 2019. The increase was primarily due to a 34% increase in total patients under capitated arrangements and a 19% increase in cost per patient. Additionally, medical claims expense of $11,000, or 2% of total medical claims expense, for the year ended December 31, 2020 was the result of an increase in prior period incurred claims related to fiscal year 2019. For the quarter ended December 31, 2020, we recognized approximately $6,483 of medical claims expense from one-time events related to settlements with health plans and a reserve against potential incurred but not reported COVID-19 claims relating to 2020 dates of service, offset by favorable prior period development and approximately $500 that was incurred throughout the year ended December 31, 2020 but was booked entirely in the quarter ended December 31, 2020.

Cost of care, excluding depreciation and amortization was $187,510 or 21% of total revenues for the year ended December 31, 2020, an increase of $46,657, or 33%, compared to $140,853 or 25% of total revenues for the year ended December 31, 2019. The increase was driven by increases in salaries and benefits of $36,759, occupancy costs of $10,521, and medical supplies of $4,383, due to increases in both the number of centers we operate and our patient base, offset by the recognition of CARES Act provider relief funds of $(5,420) to reimburse us for COVID-19 related expenses.

Sales and marketing expense was $64,211 or 7% of total revenues for the year ended December 31, 2020, an increase of $18,022, or 39%, compared to $46,189 or 8% of total revenues for the year ended December 31, 2019. The increase was driven by greater advertising spend of $11,732 to drive new patients to our clinics and greater salaries and benefits of $5,704, which includes an increase in stock and unit-based compensation expense of $1,321.

Corporate, general and administrative expense was $185,495 or 21% of total revenues for the year ended December 31, 2020, an increase of $105,903, or 133%, compared to $79,592 or 14% of total revenues for the year ended December 31, 2019. The increase was primarily driven by greater salaries and benefits of $98,126, which includes an increase in stock and unit-based compensation expense of $73,192 primarily due to the modification of vesting terms for existing equity awards that occurred post IPO and pre-IPO equity issuances; and greater occupancy, insurance, and other costs of $7,777 to support the growth of our business.

Depreciation and amortization expense was $11,225 or 1% of total revenues for the year ended December 31, 2020, an increase of $3,377, or 43%, compared to $7,848 or 1% of total revenues for the year ended December 31, 2019. The increase was primarily due to capital expenditures purchased to support the continued growth of our business.

Other Income (Expense)

Interest expense was $(8,712) for the year ended December 31, 2020, an increase of $(3,061) compared to $(5,651) for the year ended December 31, 2019. The increase was primarily due to the payoff of outstanding debt and related interest from the Hercules Loan Agreement on August 11, 2020.

Comparison of the Year Ended December 31, 2019 and 2018

See discussion of the comparison of the year ended December 31, 2019 and 2018 in the Company’s latest Prospectus dated February 11, 2021, section Management’s Discussion and Analysis of Financial Condition Results of Operations.

Non-GAAP Reconciliations

The following table provides a reconciliation of loss from operations, the most closely comparable GAAP financial measure, to platform contribution:

	For the Year Ended
(dollars in thousands)	December 31, 2020	December 31, 2019	December 31, 2018
Loss from operations	$(183,521)	$(103,876)	$(76,037)
Depreciation and amortization	11,225	7,848	4,182
Corporate, general and administrative	185,495	79,592	50,799
Sales and marketing	64,211	46,189	25,470
Platform contribution	$77,410	$29,753	$4,414

The following table provides a reconciliation of loss from operations, the most closely comparable GAAP financial measure, to patient contribution.

	For the Year Ended
(dollars in thousands)	December 31, 2020	December 31, 2019	December 31, 2018
Loss from operations	$(183,521)	$(103,876)	$(76,037)
Other patient service revenue	(31,490)	(16,695)	(8,344)
Cost of care, excluding depreciation and amortization	187,510	140,853	85,958
Sales and marketing	64,211	46,189	25,470
Corporate, general and administrative expenses	185,495	79,592	50,799
Depreciation and amortization	11,225	7,848	4,182
Patient contribution	$233,430	$153,911	$82,028

The following table provides a reconciliation of net loss, the most closely comparable GAAP financial measure, to Adjusted EBITDA:

	For the Year Ended
(dollars in thousands)	December 31, 2020	December 31, 2019	December 31, 2018
Net loss	$(192,077)	$(109,443)	$(79,715)
Interest expense and other income	8,556	5,567	3,678
Depreciation and amortization	11,225	7,848	4,182
Stock and unit-based compensation	78,612	4,099	12,910
Transaction / offering related costs	1,110	3,685	-
Adjusted EBITDA	$(92,574)	$(88,244)	$(58,945)

Liquidity and Capital Resources

Overview

To date, we have financed our operations through private placements of our equity securities, payments received from various payors, through the issuance of a note payable to Hercules Capital, Inc., and most recently, the IPO. As of December 31, 2020, we had cash, restricted cash and cash equivalents of $419,725. Our cash and cash equivalents primarily consist of highly liquid investments in money market funds and cash. Since our inception and through December 31, 2020, we have generated significant operating losses from our operations as reflected in our accumulated deficit and negative cash flows from operations. Upon the closing of our IPO in August 2020, we received $351,229 in net proceeds, after deducting underwriting discounts, commissions and offering expenses.
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

Cash Flows

The following table presents a summary of our consolidated cash flows from operating, investing and financing activities for the periods indicated.

	For the Year Ended
(dollars in thousands)	December 31, 2020	December 31, 2019	$ Change	% Change
Net cash used in operating activities	$(77,219)	$(55,546)	$(21,673)	39%
Net cash used in investing activities	(21,633)	(27,871)	6,238	-22%
Net cash provided by financing activities	476,324	53,603	422,721	789%
Net change in cash	$377,472	$(29,814)	$407,286	-1366%

	For the Year Ended
(dollars in thousands)	December 31, 2019	December 31, 2018	$ Change	% Change
Net cash used in operating activities	$(55,546)	$(75,365)	$19,819	-26%
Net cash used in investing activities	(27,871)	(39,755)	11,884	-30%
Net cash provided by financing activities	53,603	157,251	(103,648)	-66%
Net change in cash	$(29,814)	$42,131	$(71,945)	-171%

Operating Activities

For the year ended December 31, 2020, net cash used in operating activities was $(77,219), an increase of $(21,673) compared to net cash used in operating activities of $(55,546) for the year ended December 31, 2019. The principal contributors to the year-over-year change in the operating cash flows were as follows:

•

A net increase in cash outflows of $(1,661) related to our net loss and non-cash charges and credits, primarily due to an increase in net loss for the business, as noted above under “Results of Operations” offset by increased stock and unit-based compensation, amortization of debt issuance costs and depreciation and amortization; and

•	A net increase of $(20,012) in cash outflows related to operating assets and liabilities resulting from
o	Changes in accrued compensation and benefits due to the timing of payments of employee bonuses and $3,475 in deferred payroll tax amounts in 2020 related to the CARES Act;
o	Changes in liability for unpaid claims due to the timing of payments and growth in the number of at-risk patients;
o	Changes in accounts payable due to timing of payments to vendors; and

o

Changes in other current and long-term liabilities as well as deferred rent liabilities primarily due to new center openings and $3,475 in deferred payroll tax amounts in 2020 related to the CARES Act.

Investing Activities

For the year ended December 31, 2020, net cash used in investing activities was $(21,633), a decrease of $6,238 compared to net cash used in investing activities of $(27,871) for the year ended December 31, 2019 was primarily due to a slowdown in capital expenditures at the beginning of 2020 related to the deferral of opening dates for new centers as a result of the COVID-19 pandemic.

Financing Activities

Cash provided by financing activities for the year ended December 31, 2020 was $476,324 primarily due to IPO net proceeds of $351,229, $224,362 of net proceeds from the issuance of redeemable investor units and $5,943 of capital contributions from non-controlling interests, partially offset by the $19,393 payment for repurchases of units as a result of the completed tender offer in 2020 and the $85,779 in debt payments.

Cash provided by financing activities was $53,603 during the year ended December 31, 2019 primarily due to proceeds of long-term debt of $49,457.

Contractual Obligations and Commitments

The Company’s contractual obligations are made up of future payments for our operating leases and license fees to Humana for the Company’s provision of health care services in certain centers owned or leased by Humana. The Company’s contractual obligations as of December 31, 2020 were as follows ($ in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating Lease Obligations	172,052	15,825	47,672	43,811	64,744
Other Obligations	9,217	2,684	5,477	922	134
Total	181,269	18,509	53,149	44,733	64,878

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2020.

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

Critical Accounting Policies

Management prepared the consolidated financial statements of the Company under accounting principles generally accepted in the United States. The application of these principles requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses and related disclosures of contingent assets and liabilities. We believe that our estimates, judgments and assumptions are reasonable based upon available information and our past experience; we evaluate our estimates on an ongoing basis. Accordingly, actual results could materially differ from these estimates under different assumptions or conditions, impacting our reported results of operations and financial condition. We refer to accounting estimates of this type as critical accounting policies, which we further discuss below.

Please see Note 2, “Significant Accounting Policies” in the Notes to Consolidated Financial Statements (Part IV, Item 15) for a summary of our significant accounting policies.

Capitated Revenue

The transaction price for our capitated payor contracts is variable as it primarily includes per patient, per month (“PPPM”) fees associated with unspecified membership. PPPM fees can fluctuate throughout the contract based on the health status (acuity) of each individual enrollee. In certain contracts, PPPM fees also include “risk adjustments” for items such as performance incentives, performance guarantees and risk shares. The capitated revenues are recognized based on the estimated PPPM earned net of projected performance incentives, performance guarantees, risk shares and rebates because we are able to reasonably estimate the ultimate PPPM payment of these contracts. We recognize revenue in the month in which eligible members are entitled to receive healthcare benefits. Subsequent changes in PPPM fees and the amount of revenue to be recognized are reflected through subsequent period adjustments to properly recognize the ultimate capitation amount. We also assess the profitability of our capitation arrangements to identify contracts where current operating results or forecasts indicate probable future losses. If anticipated future variable costs exceed anticipated future revenues, a premium deficiency reserve is recognized.

Certain third party payor contracts include a Medicare Part D payment related to pharmacy claims, which is subject to risk sharing through accepted risk corridor provisions. Under certain agreements the fund risk allocation is established whereby we, as the contracted provider, receive only a portion of the risk and the associated surplus or deficit. We estimate and recognize an adjustment to Part D capitated revenues related to these risk corridor provisions based upon pharmacy claims experience to date, as if the annual risk contract were to terminate at the end of the reporting period.

For our capitated revenue arrangements, we evaluate whether we are the principal, and report revenues on a gross basis, or an agent, and report revenues on a net basis. In this assessment, we consider if we obtain control of the specified services before they are transferred to our customers, as well as other indicators such as the party primarily responsible for fulfillment.

Medical Claims Expense

       Medical claims expenses are costs for third party healthcare service providers that provide medical care to our patients for which we are contractually obligated to pay through our full-risk capitation arrangements. The estimated reserve for our liability for incurred and not reported claims is included in the liability for unpaid claims in the consolidated balance sheets. Actual claims expense will differ from the estimated liability due to factors in estimated and actual member utilization of health care services, the amount of charges and other factors. We assess our estimates with an independent actuarial expert to ensure our estimates represent the best, most reasonable estimate given the data available to us at the time the estimates are made. The actuarial models consider factors such as time from date of service to claim processing, seasonal variances in medical care consumption, health care professional contract rate changes, medical care utilization and other medical cost trends, membership volume and demographics, the introduction of new technologies and benefit plan changes.

Goodwill

Goodwill represents the excess of consideration paid over the fair value of net assets acquired through business acquisitions. Goodwill is not amortized but is tested for impairment at least annually. We test goodwill for impairment annually on October 1st or more frequently if triggering events occur or other impairment indicators arise which might impair recoverability. These events or circumstances would include a significant change in the business climate, legal factors, operating performance indicators, competition, sale, disposition of a significant portion of the business or other factors.

ASC 350, Intangibles—Goodwill and Other (“ASC 350”) allows entities to first use a qualitative approach to test goodwill for impairment. ASC 350 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not (a likelihood of greater than 50%) that the fair value of a reporting unit is less than its carrying value. When the reporting units where we perform the quantitative goodwill impairment are tested, we compare the fair value of the reporting unit, which we primarily determine using an income approach based on the present value of discounted cash flows, to the respective carrying value, which includes goodwill. If the fair value of the reporting unit exceeds its carrying value, the goodwill is not considered impaired. If the carrying value is higher than the fair value, the difference would be recognized as an impairment loss. There were no goodwill impairments recorded during the years ended December 31, 2020, 2019 and 2018.

Stock and Unit Based Compensation

      Stock-based compensation is recognized for our stock options and restricted stock units (“RSUs”) in the income statement utilizing the grant date fair value. We estimate the fair value of our stock options using the Black-Scholes option pricing model. Assumptions for volatility, expected option life and risk free interest rate are used in the model. We estimate the fair value of our RSUs based on the fair value of the underlying common stock.

      Prior to the IPO, under our unit-based incentive plan, we rewarded employees with various types of awards, including but not limited to profits interests on a service-based or performance-based schedule. These awards also contained market conditions. We used a combination of the income and market approaches to estimate the fair value of each award as of the grant date. For performance-vesting units, we recognized unit-based compensation expense when it was probable that the performance condition would be achieved. We analyzed if a performance condition was probable for each reporting period through the settlement date for awards subject to performance vesting. For service-vesting units, we recognized unit-based compensation expense over the requisite service period for each separately vesting portion of the profits interest as if the award was, in substance, multiple awards.

Recent Accounting Pronouncements

See Note 2 to our consolidated financial statements (Part IV, Item 15) “Summary of Significant Accounting Policies—Recent Accounting Pronouncements” for more information.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of exposure due to potential changes in inflation or interest rates. We do not hold financial instruments for trading purposes.

Interest Rate Risk

As of December 31, 2020, we had cash, cash equivalents and restricted cash of $419,725, which are held for working capital purposes. We do not make investments for trading or speculative purposes. As of December 31, 2020, we had total outstanding debt of $0 as we paid off our debt and related interest and prepayment penalties on August 11, 2020; our previous Hercules Debt Agreement bore interest at a floating rate equal to the greater of (a) 9.75% or (b) the sum of the prime rate plus 5.00%.

Inflation Risk

Based on our analysis of the periods presented, we believe that inflation has not had a material effect on our operating results. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.

Item 8. Financial Statements and Supplementary Data

All information required by this item is included in Part IV, Item 15 of this Annual Report on Form 10-K and is incorporated in this item by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of December 31, 2020.

Changes to our Internal Controls over Financial Reporting

There were no material changes in our internal control over financial reporting during the year ended December 31, 2020 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As a result of the COVID-19 pandemic, certain employees began working remotely in March 2020. We have not identified any material changes in our internal control over financial reporting as a result of these changes to the working environment, in part because our internal control over financial reporting was designed to operate in a remote working environment. We are continually monitoring and assessing the COVID-19 situation to determine any potential impact on the design and operating effectiveness of our internal controls over financial reporting.

Inherent Limitation on the Effectiveness of Internal Control

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, in designing and evaluating the disclosure controls and procedures, management recognizes that any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Further, we and our independent registered public accounting firm were not required to perform an evaluation of our internal control over financial reporting as of year ended December 31, 2020 in accordance with the provisions of the Sarbanes-Oxley Act. Accordingly, we cannot provide assurance that we have identified all, or that we will not in the future have additional, material weaknesses.

Item 9B. Other Information

None.

PART III

The Company intends to file with the SEC a definitive proxy statement for its next Annual Meeting of Stockholders (the “Proxy Statement”) pursuant to Regulation 14A no later than 120 days after December 31, 2020. The information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference to the disclosure in that Proxy Statement. The Company’s next Annual Meeting of Stockholders is scheduled to be held on May 5, 2021.

Item 10. Directors, Executive Officers and Corporate Governance

We adopted a written code of ethics and business conduct that applies to our directors, executive officers and employees, including our Chief Executive Officer, Chief Financial Officer, principal accounting officer, the controller and all persons performing similar functions. A current copy of the code is posted under “Governance” on the Investor Relations section of our website, www.oakstreethealth.com. Any waiver from the Code of Ethics and any amendments to the Code of Ethics will be disclosed on such page of the Company’s web site.

All other information in response to this item is incorporated by reference from the Proxy Statement sections entitled “Corporate Governance,” “Election of Directors,” “Board Meetings and Committees,” “Executive Officers,” and “Delinquent Section 16(a) Reports.”

Item 11. Executive Compensation

The information in response to this item is incorporated by reference from the Proxy Statement sections entitled “Executive and Director Compensation,” “Executive Compensation – Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information in response to this item is incorporated by reference from the Proxy Statement section entitled “Ownership of Certain Beneficial Owners and Management.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information in response to this item is incorporated by reference from the Proxy Statement sections entitled “Certain Relationships and Related Party Transactions,” “Board of Directors and Corporate Governance” “Election of Directors,” and “Board Meetings and Committees.”

Item 14. Principal Accounting Fees and Services.

The information in response to this item is incorporated by reference from the Proxy Statement section entitled “Fees and Services.”

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:
1.	Financial Statements.

The accompanying Index to Consolidated Financial Statements on page F-1 of this annual report on Form 10-K is provided in response to this item.

2.	List of Financial Statement Schedules.

All schedules are omitted because the required information is either not present, not present in material amounts or presented within the consolidated financial statements.

(b)	The exhibits listed in the following “Exhibit Index” are filed, furnished or incorporated by reference as part of this Annual Report.

Exhibit Index

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Oak Street Health, Inc., dated August 10, 2020 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on August 11, 2020).

3.2	Amended and Restated Bylaws of Oak Street Health, Inc., dated August 10, 2020 (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed on August 11, 2020).

4.1

Registration Rights Agreement, dated August 10, 2020, by and among the Company and the other signatories party thereto (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on August 11, 2020).

4.2	Description of capital stock.

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

10.8	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Form S-1 filed on July 10, 2020).

10.9+	Oak Street Health, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form S-8 filed on August 10, 2020).

10.10+	Oak Street Health, Inc. 2020 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.6 to the Company’s Form S-8 filed on August 10, 2020).

10.11+	Restricted Stock Unit Award Agreement with Kim Keck dated October 1, 2020 (incorporated by reference to Exhibit 10.1 on the Company’s Form 8-K filed on October 2, 2020).

21.1	List of subsidiaries of Oak Street Health, Inc.

23.1	Consent of Ernst & Young LLP.

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2020, filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2020, filed herewith.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, filed herewith.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, filed herewith.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates a management contract or compensatory plan or agreement.
§	Exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K and will be provided on a supplemental basis to the Securities and Exchange Commission upon request.
*

The certifications furnished in Exhibit 32.1 and Exhibit 32.2 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Oak Street Health, Inc.

Date: March 10, 2021	By:	/s/ Michael Pykosz
Michael Pykosz
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Mike Pykosz	Chief Executive Officer and Director	March 10, 2021
Mike Pykosz	(Principal Executive Officer)

/s/ Tim Cook	Chief Financial Officer	March 10, 2021
Tim Cook	(Principal Financial and Accounting Officer)

/s/ Geoff Price	Chief Operating Officer and Director	March 10, 2021
Geoff Price

/s/ Griffin Myers	Chief Medical Officer and Director	March 10, 2021
Griffin Myers

/s/ Regina Benjamin	Director	March 10, 2021
Regina Benjamin

/s/ Carl Daley	Director	March 10, 2021
Carl Daley

/s/ Cheryl Dorsey	Director	March 10, 2021
Cheryl Dorsey

/s/ Mohit Kaushal	Director	March 10, 2021
Mohit Kaushal

/s/ Kim Keck	Director	March 10, 2021
Kim Keck

/s/ Julie Klapstein	Director	March 10, 2021
Julie Klapstein

/s/ Paul Kusserow	Director	March 10, 2021
Paul Kusserow

/s/ Robert Vorhoff	Director	March 10, 2021
Robert Vorhoff

/s/ Srdjan Vukovic	Director	March 10, 2021
Srdjan Vukovic

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Oak Street Health, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Oak Street Health, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, redeemable investor units and stockholders’ equity/members’ deficit, and cash flows for each of the three years in the period ended December 31, 2020 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2019.

Chicago, Illinois

March 10, 2021

OAK STREET HEALTH, INC.

CONSOLIDATED BALANCE SHEETS

($ in thousands, except shares/ units and per share data)

	December 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash	$409,309	$33,987
Restricted cash	10,416	8,266
Other patient service receivables, net (Humana comprised $38 and $66 as of December 31, 2020 and December 31, 2019, respectively)	7,598	729
Capitated accounts receivable (Humana comprised $65,731 and $49,647 as of December 31, 2020 and December 31, 2019, respectively)	248,902	167,429
Prepaid expenses	6,765	1,382
Other current assets	4,187	8,028
Total current assets	687,177	219,821

Long-term assets:
Property and equipment, net	78,791	67,396
Security deposits	1,339	1,494
Goodwill	9,634	9,634
Intangible assets, net	2,965	3,352
Other long-term assets	1,072	125

Total assets	$780,978	$301,822

LIABILITIES AND STOCKHOLDERS' EQUITY/MEMBERS' EQUITY
Current liabilities:
Accounts payable	$8,816	$10,757
Accrued compensation and benefits	31,969	28,610
Liability for unpaid claims (Humana comprised $78,485 and $58,916 as of December 31, 2020 and December 31, 2019, respectively)	262,092	170,629
Other liabilities (Humana comprised $4,576 and $5,294 as of December 31, 2020 and December 31, 2019, respectively)	12,612	11,001
Current portion of long-term debt	-	18,507
Total current liabilities	315,489	239,504

Long-term liabilities:
Deferred rent expense (Humana comprised $833 and $1,034 as of December 31, 2020 and December 31, 2019, respectively)	13,532	12,901
Other long-term liabilities (Humana comprised $20,050 and $4,705 as of December 31, 2020 and December 31, 2019, respectively)	28,739	10,816
Long-term debt, net of current portion	-	62,840

Total liabilities	357,760	326,061
Commitments and contingencies (See Notes 11 & 12)
Redeemable investor units, aggregate liquidation preference of $0 and $397,009 as of December 31, 2020 and December 31, 2019, respectively (Humana comprised $0 and $55,084 as of December 31, 2020 and December 31, 2019, respectively)	-	320,639

Stockholders' equity/members' deficit:
Members' capital, par value $0.01 per unit, 0 and 11,000,000 units authorized as of December 31, 2020 and December 31, 2019, respectively; 0 and 2,530,864 units issued and outstanding at December 31, 2020 and December 31, 2019, respectively	-	4,192
Preferred Stock, par value $0.001; 50,000,000 and 0 shares authorized as of December 31, 2020 and December 31, 2019, respectively; no shares issued and outstanding as of December 31, 2020 and December 31, 2019	-	-

	December 31, 2020	December 31, 2019
Common stock, par value $0.001; 500,000,000 and 1,000 shares authorized as of December 31, 2020 and December 31, 2019, respectively; 240,756,714 and 0 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively (Humana comprised $13 and $0 as of December 31, 2020 and December 31, 2019, respectively)	241	-
Additional paid-in capital (Humana comprised $49,987 and $0 as of December 31, 2020 and December 31, 2019, respectively)	971,781	-
Accumulated deficit	(555,843)	(354,355)
Total stockholders' equity/members' deficit allocated to the Company	416,179	(350,163)
Non-controlling interests	7,039	5,285
Total stockholders' equity/members' deficit	423,218	(344,878)

Total liabilities, redeemable investor units and stockholders' equity/members' deficit	$780,978	$301,822

The accompanying notes are an integral part of these consolidated financial statements.

OAK STREET HEALTH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

($ in thousands, except shares/units and per share data)

	Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018
Revenues:
Capitated revenue (Humana comprised $385,744, $307,867 and $201,364 for the year ended December 31, 2020, 2019, and 2018, respectively)	$851,275	$539,909	$309,594
Other patient service revenue (Humana comprised $3,614, $2,993 and $3,077 for the year ended December 31, 2020, 2019, and 2018, respectively)	31,490	16,695	8,344
Total revenues	882,765	556,604	317,938

Operating expenses:
Medical claims expense (Humana comprised $254,867, $211,577 and $149,416 for the year ended December 31, 2020, 2019, and 2018, respectively)	617,845	385,998	227,566
Cost of care, excluding depreciation and amortization (Humana comprised $5,615, $3,649 and $2,031 for the year ended December 31, 2020, 2019, and 2018, respectively)	187,510	140,853	85,958
Sales and marketing	64,211	46,189	25,470
Corporate, general and administrative expenses	185,495	79,592	50,799
Depreciation and amortization	11,225	7,848	4,182
Total operating expenses	1,066,286	660,480	393,975

Loss from operations	(183,521)	(103,876)	(76,037)

Other income/(expense)
Interest expense, net	(8,712)	(5,651)	(3,688)
Other	156	84	10
Total other expense	(8,556)	(5,567)	(3,678)
Net loss	$(192,077)	$(109,443)	$(79,715)

Net loss attributable to non-controlling interests	4,087	1,581	171
Net loss attributable to the Company	$(187,990)	$(107,862)	$(79,544)

Undeclared and deemed dividends (see Note 13)	$(27,220)	$(29,371)	$(39,118)
Net loss attributable to common stock/unitholders	(215,210)	(137,233)	(118,662)
Weighted average common stock outstanding - basic and diluted[3]	218,825,324	N/A	N/A
Net loss per share – basic and diluted	$(0.55)	N/A	N/A

The accompanying notes are an integral part of these consolidated financial statements.

[3]	Basic and diluted earnings per share of common stock is applicable only for periods after the Company's IPO (See Note 2).

OAK STREET HEALTH, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN

REDEEMABLE INVESTOR UNITS AND STOCKHOLDERS’ EQUITY/MEMBERS’ (DEFICIT)

($ in thousands, except shares/units and per share data)

	Redeemable Investor Units		Members’ Capital		Common Stock
	Shares Issued	Amount	Shares Issued	Amount	Shares Issued	Amount	Additional Paid-In Capital	Accumulated Deficit	Non- controlling Interest	Total Equity/(Deficit)
Balances January 1, 2018	6,774,629	$152,243	1,554,334	$710	-	$-	$-	$(145,624)	$-	$(144,914)
Issuance of Series I, II and III and Investor Units	4,062,278	158,947	-	-	-	-	-	-	-	-
Exercise of Options	46,000	640	6,000	117						117
Exercise of Warrants	568,613	15,000	-	1,984	-	-	-	-	-	1,984
Issuance of Common Units	-	-	892,118	-	-	-	-	-	-	-
Tender Offer – Investor Units, Founder’s Units, Incentive Units	(476,419)	(7,691)	(285,555)	(2,827)	-	-	-	(21,325)	-	(24,152)
Repurchases – Profits Interests	-	-	(9,575)	-	-	-	-	-	-	-
Forfeitures – Profits Interests	-	-	(83,106)	(27)	-	-	-	-	-	(27)
Unit-Based Compensation				506	-	-	-		-	506
Payments from Non-controlling Interest				-	-	-	-	-	4,391	4,391
Net loss	-	-	-	-	-	-	-	(79,544)	(171)	(79,715)
Balances December 31, 2018	10,975,101	$319,139	2,074,216	$463	-	$-	$-	$(246,493)	$4,220	$(241,810)
Issuance of Series I, II and III and Investor Units	25,518	1,500	-	-	-	-	-	-	-	-
Issuance of Common Units	-	-	496,763	-	-	-	-	-	-	-
Repurchases – Profits Interests	-	-	(11,292)	-	-	-	-	-	-	-
Forfeitures – Profits Interests	-	-	(28,823)	(158)	-	-	-	-	-	(158)
Unit-Based Compensation	-	-	-	3,887	-	-	-	-	-	3,887
Payments from Non-controlling Interest	-	-	-	-	-	-	-	-	2,646	2,646
Net loss	-	-	-	-	-	-	-	(107,862)	(1,581)	(109,443)
Balances December 31, 2019	11,000,619	$320,639	2,530,864	$4,192	-	$-	$-	$(354,355)	$5,285	$(344,878)
Issuance of Series I, II and III and Investor Units	1,471,623	224,362	-	-	-	-	-	-	-	-
Conversion of redeemable preferred stock into common stock upon closing of initial public offering	(12,472,242)	(545,001)	-	-	184,787,783	185	544,816	-	-	545,001
Conversion of members' capital into common stock upon closing of initial public offering	-	-	(1,117,312)	(7,006)	15,498,529	38	6,968	-	-	-
Conversion of members' capital into restricted stock upon closing of initial public offering	-	-	(2,339,322)	-	22,612,472	-	-	-	-	-

	Redeemable Investor Units		Members’ Capital		Common Stock
	Shares Issued	Amount	Shares Issued	Amount	Shares Issued	Amount	Additional Paid-In Capital	Accumulated Deficit	Non- controlling Interest	Total Equity/(Deficit)
Issuance of common stock upon closing of initial public offering, net	-	-	-	-	17,968,750	18	351,211			351,229
Issuance of Common Units	-	-	1,095,067	-	-	-	-	-	-	-
Tender Offer – Investor Units, Founder’s Units, Incentive Units	-	-	(131,151)	(5,895)	-	-	-	(13,498)	-	(19,393)
Exercise of Options	-	-	-	-	6,607	-	64	-	-	64
Shares Withheld Related to Net Share Settlement of Stock Based Awards	-	-	-	-	(1,628)					-
Repurchases – Profits Interests	-	-	(5,856)	-	-	-	-	-	-	-
Forfeitures	-	-	(32,290)	(189)	(115,799)	-	(110)	-	-	(299)
Stock and Unit-Based Compensation	-	-	-	8,898	-	-	68,832	-	-	77,730
Payments from Non-controlling Interest	-	-	-	-	-	-	-	-	5,943	5,943
Payments to Non-controlling Interest	-	-	-	-	-	-	-	-	(102)	(102)
Net loss	-	-	-	-	-	-	-	(187,990)	(4,087)	(192,077)
Balances December 31, 2020	-	$-	-	$-	240,756,714	$241	$971,781	$(555,843)	$7,039	$423,218

The accompanying notes are an integral part of these consolidated financial statements.

OAK STREET HEALTH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)

	Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018
Cash flows from operating activities
Net loss	$(192,077)	$(109,443)	$(79,715)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on debt and related issuance costs	4,432	1,353	598
Depreciation and amortization	11,225	7,848	4,182
Stock and unit-based compensation, net of forfeitures	77,431	3,729	479
Loss (gain) on disposal of fixed assets	-	-	14
Change in fair value of bifurcated derivative	152	(663)	755
Change in fair value of warrant obligation	-	-	(211)
Change in operating assets and liabilities:
Accounts receivable	(88,342)	(86,403)	(36,343)
Prepaid expenses and other current assets	(1,542)	(4,091)	(3,679)
Security deposits and other long-term assets	(42)	(155)	(399)
Accounts payable	(3,291)	3,782	1,271
Accrued compensation and benefits	3,359	15,448	2,672
Liability for unpaid claims	91,462	102,455	31,416
Other current liabilities	1,612	4,600	1,733
Other long-term liabilities	17,771	282	(2,553)
Deferred rent expense	631	5,712	4,415
Net cash used in operating activities	$(77,219)	$(55,546)	$(75,365)

Cash flows from investing activities
Purchase of business	$-	$(166)	$(13,709)
Purchase of promissory note	(750)	-	-
Purchases of property and equipment	(20,883)	(27,705)	(26,046)
Net cash used in investing activities	$(21,633)	$(27,871)	$(39,755)

Cash flows from financing activities
Proceeds from initial public offering	$377,343	$-	$-
Payments of underwriting fees and offering costs	(26,114)	-	-
Proceeds from long-term debt	-	49,457	10,000
Principal payments on long-term debt	(80,000)	-	-
End of term charge and prepayments for debt paydown	(5,779)	-	-
Proceeds from issuance of redeemable investor units	224,362	1,500	158,947
Capital contributions from minority interest partners	5,943	2,646	4,391
Capital distributions to minority interest partners	(102)	-	-
Tender Offer - Common Units	(19,393)	-	(3,840)
Tender Offer - Investor Units	-	-	(28,004)
Proceeds from exercise of warrants	-	-	15,000
Proceeds from exercise of options - Common Units	64	-	117
Proceeds from exercise of options - Investor Units	-	-	640
Net cash provided by financing activities	$476,324	$53,603	$157,251

Net change in cash, cash equivalents and restricted cash	$377,472	$(29,814)	$42,131
Cash, cash equivalents and restricted cash, beginning of period	42,253	72,067	29,936
Cash, cash equivalents and restricted cash, end of period	$419,725	$42,253	$72,067
SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$5,534	$5,012	$2,448
Reclass of warrant liability to members' deficit upon exercise of warrant	-	-	1,984
Addition to construction in process funded through accounts payable	1,349	1,608	1,117

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

The Company operates primary care centers serving Medicare beneficiaries. The Company, through its centers and management services organization, combines an innovative care model with superior patient experience. The Company invests resources into primary care to prevent unnecessary acute events and manage chronic illnesses. The Company engages Medicare eligible patients through the use of an innovative community outreach approach. Once patients are engaged, the Company integrates population health analytics, social support services and primary care into the care model to drive improved outcomes. The Company contracts with health plans to generate medical costs savings and realize a return on its investment in primary care. As of December 31, 2020, the Company operated 79 centers.

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

Immediately prior to the closing of the IPO, unitholders of Oak Street Health LLC exchanged their membership interests for common stock in the new C Corporation of the Company as part of the related IPO restructuring transactions. More specifically, all 15,928,876 units of our then outstanding redeemable investor units (preferred stock including their respective undeclared and deemed dividends) and members’ capital (former founders’ units and incentive units/profits interests) plus 1,924 of options to purchase incentive units were converted into 200,286,312 shares of common stock of the Company and 22,612,472 shares of restricted common stock subject to service-based vesting (“RSA”) of the Company. As a result of this conversion, we reclassified $545,001 of redeemable investor units and $7,006 of members’ capital to additional paid in capital and $223 to common stock on our consolidated balance sheet (see Notes 13 & 14).

Impact of COVID-19 on our Business

On March 11, 2020, the World Health Organization designated COVID-19 as a global pandemic. The rapid spread of COVID-19 around the world and throughout the United States has altered the behavior of businesses and people, with significant negative effects on federal, state and local economies, the duration of which is unknown at this time. Various policies were implemented by federal, state and local governments in response to the COVID-19 pandemic that caused many people to remain at home and forced the closure of or limitations on certain businesses, as well as suspended elective procedures by health care facilities. While some of these restrictions have been eased across the U.S. and most states have lifted moratoriums on non-emergent procedures, some restrictions remain in place, and many state and local governments are re-imposing certain restrictions due to the increasing rates of COVID-19 cases. The virus disproportionately impacts older adults, especially those with chronic illnesses, which describes many of our patients.

In response to the COVID-19 pandemic for the year ended December 31, 2020, we took the following actions designed to ensure the safety of our employees and their families and to address the physical, mental and social health of our patients:

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

•	Redeployed our contracted and employed drivers, who typically transport patients to our centers, to deliver food from food pantries to our patients to address food supply issues or challenges; and
•	Provided free rapid COVID-19 tests to all members of the Chicago community.

The COVID-19 pandemic did not have a material impact on our results of operations, cash flows and financial position as of December 31, 2020; although our decisions to defer center openings and limit patient outreach and marketing initiatives resulted in slower growth than we would have otherwise experienced in 2020. Over 96% of our total revenues are recurring, consisting of fixed monthly per-patient-per-month capitation payments we receive from Medicare Advantage plans.

On March 27, 2020, the United States President signed into law the Coronavirus Aid, Relief and Economic Securities Act (“CARES Act”) which provides economic assistance to a wide array of industries, including healthcare. Thus far, the Company has taken the following actions related to this legislation:

•

Provider Relief Funds. The U.S. Department of Health and Human Services (“HHS”) distributed grants to healthcare providers to offset the impacts of COVID-19 pandemic related expenses and lost revenues through the Public Health and Social Services Emergency Fund. Grants received are subject to the terms and conditions of the program, including that such funds may only be used to prevent, prepare for, and respond to COVID-19 and will reimburse only for health care related expenses, general and administrative expenses or lost revenues that are attributable to the COVID-19 pandemic as defined by the HHS. Payments from this fund are not loans and, therefore, they are not subject to repayment. We recognize grant payments as income when there is reasonable assurance that we have complied with conditions associated with the grant. Our estimates could change materially in the future based on the government’s evolving compliance guidance. During the year ended December 31, 2020, the Company received $8,447, related to these grants and recognized $7,619 as income to offset COVID-19 pandemic related expenses incurred and lost revenues. $5,420 was recognized as an offset to the cost of care, excluding depreciation and amortization line and $2,199 was recognized in other income to offset lost other patient service revenues. The remaining $829 was recorded as deferred revenue in other current liabilities at December 31, 2020.

•

Medicare Accelerated and Advance Payment Program. The Centers for Medicare & Medicaid Services (“CMS”) expanded its Accelerated and Advance Payment Program which allows participants to receive expedited payments during periods of national emergencies. Under the program, we received an interest-free advancement of 100% of our Medicare payment amount for a three-month period. Repayment will begin one year from the date the payments were received and will be paid back against future fee-for-service claims.  Beginning at one year from the date the payment was issued and continuing for eleven months, payments will be recouped at a rate of 25%.  After the eleven months end, payments will be recouped at a rate of 50% for another six months, after which any remaining balance will become due.  For the year ended December 31, 2020, the Company received approximately $1,520 in CMS advance payments, which were recorded in other current liabilities at December 31, 2020.

•

Payroll Tax Deferral. Under the CARES Act, the Company elected to defer payment on its portion of Social Security taxes, on an interest free basis, incurred from March 27, 2020 to December 31, 2020. One-half of such deferral amount will become due on each of December 31, 2021 and December 31, 2022. The deferred payroll taxes amounts of $6,950, $3,475 were classified as a short and long-term liability, respectively as of December 31, 2020.

•

Temporary Suspension of Medicare Sequestration. The Budget Control Act of 2011 requires a mandatory across the board reduction in federal spending called a sequestration. Medicare fee for service claims with dates of service or dates of discharge on or after April 1, 2013 incur a 2.0% reduction in Medicare payments. All Medicare rate payments and settlements have incurred this mandatory reduction and it will continue to remain in place through at least 2023, unless Congress takes further action. In response to COVID-19, the CARES Act temporarily suspends the automatic 2.0% reduction of Medicare claim reimbursements for the period of May 1, 2020 through March 31, 2021 which immaterially increased both revenues and medical expenses for the year ended December 31, 2020.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Variable Interest Entities

The consolidated financial statements and accompanying notes are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The consolidated financial statements of Oak Street Health include the financial statements of all wholly-owned subsidiaries and majority-owned or controlled entities. For those consolidated subsidiaries where our ownership is less than 100%, the portion of the net income or loss allocable to the noncontrolling interests is reported as “Net loss (gain) attributable to noncontrolling interests” in the consolidated statements of operations. The Company records a non-controlling interest for the portion attributable to its minority partners for all of its joint ventures. Intercompany balances and transactions have been eliminated in consolidation.

The Company evaluates its ownership, contractual and other interests in entities to determine if it has any variable interest in a variable interest entity (“VIEs”). These evaluations are complex, involve judgment, and the use of estimates and assumptions based on available historical information, among other factors. The Company considers itself to control an entity if it is the majority owner of or has voting control over such entity. The Company also assesses control through means other than voting rights (“variable interest entities” or “VIEs”) and determines which business entity is the primary beneficiary of the VIE. The Company consolidates VIEs when it is determined that the Company is the primary beneficiary of the VIE. Management performs ongoing reassessments of whether changes in the facts and circumstances regarding the Company’s involvement with a VIE will cause the consolidation conclusion to change. Changes in consolidation status are applied prospectively (see Note 17).

Oak Street Health, MSO LLC (“OSH MSO”), a wholly owned subsidiary of the Company, was formed in 2013 to provide a wide range of management services to the Physician Groups (as defined below). Activities include but are not limited to operational support of the centers, marketing, information technology infrastructure and the sourcing and managing of health plan contracts. Oak Street Health Physicians Group, PC, OSH-IN Physicians Group, PC, OSH-MI Physicians Group, PC, OSH-OH Physicians Group, LLC, OSH-PA Physicians Group, PC, OSH-RI Physicians Group, PC, Oak Street Health of Texas, PLLC, Griffin Myers Medical, PC and Oak Street Health Physicians Group of Mississippi, LLC (collectively, the “Physician Groups”) employ healthcare providers to deliver primary care services to the Medicare covered population of Illinois, Indiana, Michigan, Mississippi, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, Tennessee and Texas. These entities are consolidated as each are considered variable interest entities where the Company has a controlling financial interest (see Note 17).

In addition, Oak Street Health is the majority interest owner in three joint ventures: OSH-PCJ Joliet, LLC, OSH-RI, LLC, and OSH-ESC Joint Venture, LLC which are consolidated in the Company’s financial statements. During the year ended December 31, 2020, contributions were made to OSH-RI, LLC from Oak Street Health MSO, LLC (50.1% ownership) and Blue Cross Blue Shield of Rhode Island (“BCBSRI”) (49.9% ownership) totaling $5,967 and $5,943, respectively. During the year ended December 31, 2020, distributions were made from OSH-PCJ Joliet, LLC to Oak Street Health MSO, LLC (50.1% ownership) and Primary Care Physicians of Joliet (49.9% ownership) totaling $102 and $101, respectively. During the year ended December 31, 2019, initial contributions were made to OSH-ESC Joint Venture, LLC from Oak Street Health MSO, LLC (51.0% ownership) and Evangelical Services Corporation (49.0% ownership) totaling $2,754 and $2,646, respectively. During the year ended December 31, 2018, contributions were made to OSH-PCJ Joliet, LLC from Oak Street Health MSO, LLC (50.1% ownership) and Primary Care Physicians of Joliet (49.9% ownership) totaling $902 and $898, respectively.  During the year ended December 31, 2018, contributions were made to OSH-RI, LLC from Oak Street Health MSO, LLC (50.1% ownership) and BCBSRI (49.9% ownership) totaling $3,507 and $3,493, respectively.

Upon completion of the IPO, our sole material asset is our interest in OSH LLC and its affiliates. In accordance with the master structuring agreement dated August 10, 2020, by and among Oak Street Health, Inc. and the other signatories party thereto (the “Master Structuring Agreement”), we have all management powers over the business and affairs of OSH LLC and to conduct, direct and exercise full control over the activities of OSH LLC. Due to our power to control the activities most directly affecting the results of OSH LLC, we are considered the primary beneficiary of the VIE. Accordingly, following the effective date of the IPO, we consolidate the financial results of OSH LLC and its affiliates and the financial statements for the periods prior to the IPO have been adjusted to combine the previously separate entities for presentation purposes.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company bases its estimates on the information available at the time, its experiences and various other assumptions believed to be reasonable under the circumstances including estimates of the impact of COVID-19. The areas where significant estimates are used in the accompanying financial statements include revenue recognition, the liability for unpaid claims, stock/unit-based compensation, valuation and related impairment recognition of long-lived assets, including intangibles and goodwill, the valuation of stock options, embedded derivatives and redeemable investor units. Actual results could differ from those estimates.

Cash, Cash Equivalents and Restricted Cash

Cash includes currency on hand with banks and financial institutions. The Company considers all short-term, highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Restricted cash are funds held in Company bank accounts that are not available for operational use. The restricted cash balance consists of reserve accounts that are contractually required by payor contracts, and bank issued letters of credit. The restricted cash balances as of December 31, 2020 and 2019 were $10,416 and $8,266, respectively.

Concentration of Credit Risk and Significant Customers

Financial instruments that potentially subject the Company to concentration of credit risk consist of accounts receivable. The Company’s concentration of credit risk is limited by the diversity, geography and number of patients and payers. As of December 31, 2020 and 2019, the Company had customers that individually represented 10% or more of the Company’s capitated accounts receivable and other patient service receivable balances.

The capitated accounts receivables by payor source consisted of the following as of:

	December 31, 2020	December 31, 2019
Aetna	12%	13%
Anthem	10%	11%
Humana	26%	30%
United Healthcare	14%	2%
WellCare/Meridian	21%	31%
Other	17%	13%

The other patient service receivables by payor source consisted of the following as of:

	December 31, 2020	December 31, 2019
Medicare	52%	47%
Humana	8%	9%
Other	40%	44%

Prepaid Expenses and Other Current Assets

Any expenses paid prior to the related services rendered are recorded as prepaid expenses. Additionally, in order to provide the services necessary to complete our performance under certain contracts, implementation services were performed.  Implementation services are a set of tasks that must be performed by the Company to ensure we have the appropriate technology infrastructure to fully perform and provide the services as contracted with the customers. These services are solely for the benefit of the Company and the customer has no access to the technology nor control over the technology. According to ASC 340-40 costs to fulfill a contract should be capitalized. We capitalized and amortized fulfillment costs over the useful life of the contract fulfillment cost asset, consistent with the pattern of transfer and recognition of revenue with the associated contract. Consideration received from the customer related to implementation fees will be deferred and recognized ratably over the period that monthly services are provided. During the year ended December 31, 2019, there was $376 of identified implementation costs incurred and capitalized over the contract period of three years. As of December 31, 2020, and 2019, the Company’s capitalized costs in other assets totaled $178 and $303, respectively.  The short-term portion is recorded in other current assets and the long-term portion is included in other long-term assets in the accompanying consolidated balance sheets.

Supplies Inventory

Supplies, comprised principally of medical supplies and vaccinations, are stated at lower of cost or market and using the first-in-first out method, applied on a consistent basis. The value of supplies inventory was $1,050 and $553 at December 31, 2020 and 2019, respectively, and is included in other current assets in the consolidated balance sheets.

Property and Equipment

The Company records property and equipment (“PPE”) at cost and depreciates them using the straight-line method at rates designed to distribute the cost of PPE over estimated service lives ranging from three to fifteen years. Routine maintenance and repairs are expensed as incurred. Expenditures that increase values, change capacities or extend useful lives are capitalized. When assets are sold or retired, the cost and related accumulated depreciation are removed from the accounts, with any resulting gain or loss recorded in Corporate, general and administrative expenses in the consolidated statements of operations.

Estimated useful lives of PPE are as follows:

Leasehold improvements	15 years or term of lease
Furniture and fixtures	8 years
Computer equipment	3-5 years
Internal use software	5 years
Office equipment	5-8 years

Internal Use Software

The Company accounts for costs incurred to develop computer software for internal use in accordance with Accounting Standards Codification (“ASC”) 350-40, Internal-Use Software (“ASC 350-40”). The Company capitalizes the costs incurred during the application development stage, which generally include personnel and related costs to design the software configuration and interfaces, coding, installation and testing.

The Company begins capitalization of qualifying costs when both the preliminary project stage is completed, and management has authorized further funding for the completion of the project. Costs incurred during the preliminary project stage along with post implementation stages of internal-use computer software are expensed as incurred. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Capitalized development costs are classified as property and equipment, net in the consolidated balance sheets and are amortized over the estimated useful life of the software, which is five years.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for possible impairment in accordance with ASC 360, Property, Plant, and Equipment (“ASC 360”), whenever events and circumstances indicate that the carrying value of an asset may not be recoverable. If the sum of the estimated undiscounted cash flows is less than the carrying amount of the assets, an impairment loss is recorded. The impairment loss is measured by comparing the fair value of the assets with their carrying amounts. Fair value is determined based on discounted cash flows or appraised values, as appropriate. There was no impairment of long-lived assets for the years ended December 31, 2020, 2019 and 2018.

Goodwill and Other Intangible Assets

Goodwill represents the excess of consideration paid over the fair value of net assets acquired through business acquisitions. Goodwill is not amortized but is tested for impairment at least annually. Intangible assets consist primarily of customer relationships acquired through business acquisitions.

The Company tests goodwill for impairment annually on October 1st or more frequently if triggering events occur or other impairment indicators arise which might impair recoverability. These events or circumstances would include a significant change in the business climate, legal factors, operating performance indicators, competition, sale, disposition of a significant portion of the business, or other factors. The impairment assessment includes comparing the carrying amount of net assets, including goodwill, of each reporting unit to its respective fair value as of the date of the assessment.

ASC 350, Intangibles – Goodwill and Other (“ASC 350”), allows entities to first use a qualitative approach to test goodwill for impairment. When the reporting units where the Company performs the quantitative goodwill impairment are tested, the Company compares the fair value of the reporting unit, which the Company primarily determines using an income approach based on the present value of discounted cash flows, to the respective carrying value, which includes goodwill. If the fair value of the reporting unit exceeds its carrying value, the goodwill is not considered impaired. If the carrying value is higher than the fair value, the difference would be recognized as an impairment loss in the consolidated statements of operations. There were no goodwill impairments recorded during the years ended December 31, 2020, 2019 and 2018.

Customer relationships represent the estimated values of customer relationships of acquired businesses and have definite lives. The Company amortizes the customer relationships on a straight-line basis over its ten-year estimated useful life. Intangible assets are reviewed for impairment in conjunction with long-lived assets. There were no intangible asset impairments recorded during the years ended December 31, 2020, 2019 and 2018.

The determination of fair values and useful lives require us to make significant estimates and assumptions. These estimates include, but are not limited to, future expected cash flows from acquired capitation arrangements from a market participant perspective, discount rates, industry data and management’s prior experience.

Debt Issuance Costs

Debt issuance costs were presented in the consolidated balance sheets as a direct deduction from the carrying value of the long-term debt. Debt issuance costs were amortized over the term of the related debt instrument using the effective interest method. Amortization of debt issuance costs were recorded as interest expense in the consolidated statements of operations. The end-of-term charge was being accreted as a debt issuance cost over the expected term of the loan. The Company paid off its debt and related prepayment and end of term charges as of August 11, 2020 following the IPO; as a result of this extinguishment of debt, the debt issuance costs were written off as of the year ended December 31, 2020.

Warrants

The investor units III-B warrants used by the Company were carried at their estimated fair value on the consolidated balance sheets upon issuance using the Black-Scholes pricing model. The investor units III-B warrants were classified as a liability and subsequently remeasured at fair value at each reporting date with changes in estimated fair value recognized in the Company’s consolidated statement of operations. The warrants were fully exercised in April 2018.

Fair Value of Financial Instruments

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Our financial assets and liabilities that require recognition and fair value measurement under the accounting guidance generally include our bifurcated derivative (see Note 9).

Income Taxes

Prior to the IPO and related restructuring transactions, the Company was a limited liability company. Accordingly, pursuant to its election under Section 701 of the Internal Revenue Code, each item of income, gain, loss, deduction or credit of the Company was ultimately reportable by its members in their individual tax returns, except in certain states and local jurisdictions where the Company is subject to income taxes. As such, the Company did not record a provision for federal income taxes or for taxes in states and local jurisdictions that do not assess taxes at the entity level. After the IPO and related restructuring transactions, the Company is a C Corporation and each item of income, gain, loss, deduction or credit of the Company is reportable by the Company. As such, the Company has recorded a provision for federal, state, and local income taxes at the entity level in continuing operations for all deferred taxes net of the valuation allowance and activity post IPO.

A tax position is recognized as a benefit only if it is more likely than not that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the more-likely-than-not test, no tax benefit is recorded. The Company’s tax filings are generally subject to examination for a period of three years from the filing date. Management has not identified any tax position taken that requires income tax reserves to be established. The Company does not expect the total amount of unrecognized tax benefits to significantly change in the next twelve months.

The Company reduces its deferred tax assets by a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. In making this determination, the Company considers all available positive and negative evidence affecting specific deferred tax assets, including past and anticipated future performance, the reversal of deferred tax liabilities, the length of carry-back and carry-forward periods and the implementation of tax planning strategies.

Objective positive evidence is necessary to support a conclusion that a valuation allowance is not needed for all or a portion of deferred tax assets when significant negative evidence exists. Cumulative tax losses in recent years are the most compelling form of negative evidence considered by management in this determination. Management determined that based on all available evidence, a full valuation allowance was required for all U.S. state and local deferred tax assets due to losses incurred for the past several years.

Segment Reporting

The Company determined in accordance with ASC 280, Segment Reporting (“ASC 280”), that the Company operates under one operating segment, and therefore one reportable segment – Oak Street Health, Inc. The Company’s Board of Directors, who are the chief operating decision makers, review financial information on an aggregate basis for purposes of evaluating financial performance and allocating resources. All of the Company’s long-lived assets and customers are located in the United States.

Business Combinations

The Company accounts for business combinations using the acquisition method of accounting. That method requires that the purchase price, including the fair value of contingent consideration, of the acquisition be allocated to the assets acquired and liabilities assumed using the fair values determined by management as of the acquisition date.

Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of assets acquired and the liabilities assumed. While the Company uses its best estimates and assumptions as part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, the Company’s estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill to the extent the Company identifies adjustments to the preliminary purchase price allocation. Upon the conclusion of the measurement period or final determination of the fair values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the consolidated statements of operations. The Company includes the results of all acquisitions in the consolidated financial statements from the date of acquisition.

Acquisition related transaction costs, such as banking, legal, accounting, and other costs incurred in connection with an acquisition are expensed as incurred in corporate, general and administrative expenses in the consolidated statements of operations. Acquisition related consideration accounted for as compensation expense, such as retention bonuses, incurred in connection with an acquisition are included in corporate, general and administrative expenses in the consolidated statements of operations.

On August 31, 2018, the Company entered into an agreement to purchase certain assets of Ampersand Health-PA, LLC (“Ampersand”) for $13,709 of cash consideration in a transaction accounted for under the acquisition method of accounting pursuant to ASC 805, Business Combinations (“ASC 805). The Company incurred $326 of transaction costs which were classified in corporate, general and administrative expenses within the consolidated statements of operations.  The business combination included contracts with employed physicians, center assets and liabilities at four locations, leased buildings at each of these four locations, and noncompete agreements with the former owners. The fixed assets acquired were valued at $370 based on the cost to build a new center and the age of the center acquired. The leased buildings were determined to have no favorable or unfavorable lease terms and therefore require no adjustment to fair value. These leases are classified as operating leases in the consolidated financial statements. Intangible assets of $3,868 were recorded to account for the future cash flows related to the members added to existing OSH capitated payor contracts. The purchase price exceeded the fair value of the net assets acquired from Ampersand by approximately $9,471 and was recorded as goodwill which has been allocated to the Company’s single reporting unit. Goodwill represents benefits from Ampersand’s assembled workforce, expected synergies and national market expansion that is part of the Company’s ongoing evolution in response to its customers’ needs for integrated managed services. The Company finalized purchase accounting related to this transaction during the year ended December 31, 2018.

Revenue Recognition

See Note 3 regarding the Company’s policy on revenue recognition.

Medical Claims Expense

Medical claims expense primarily includes costs for third-party healthcare service providers that provide medical care to our patients for which the Company is contractually obligated to pay through our full-risk capitation arrangements (see further discussion of these arrangements in Note 3). The estimated reserve for incurred but not reported claims is included in the liability for unpaid claims in the consolidated balance sheets. Actual claims expense will differ from the estimated liability due to factors in estimated and actual member utilization of health care services, the amount of charges and other factors. Medical claims expense also includes supplemental external costs of providing medical care such as administrative health plan fees, fees to perform payor delegated activities and provider excess insurance costs. We assess our estimates with an independent actuarial expert to ensure our estimates represent the best, most reasonable estimate given the data available to us at the time the estimates are made.

Cost of Care, Excluding Depreciation and Amortization

Cost of care, excluding depreciation and amortization includes the costs we incur to operate our centers, including care team and patient support employee-related costs, occupancy costs, patient transportation, medical supplies, insurance and other operating costs.  These costs exclude any expenses associated with sales and marketing activities incurred at the local level to support our patient growth strategies, and excludes any allocation of our corporate, general and administrative expenses.  Care team employees include medical doctors, nurse practitioners, physician assistants, registered nurses, scribes, medical assistants and phlebotomists.  Patient support employees include practice managers, welcome coordinators and patient relationship managers.

Sales and Marketing

Sales and marketing expenses consist of employee-related expenses, including salaries, commissions, stock based compensation and employee benefits costs, for all of our employees engaged in marketing, sales, community outreach and sales support. These employee-related expenses capture all costs for both our field-based and corporate sales and marketing teams.  Sales and marketing expenses also includes central and community-based advertising to generate greater awareness, engagement, and retention among our current and prospective patients as well as the infrastructure required to support all our marketing efforts.

Corporate, General and Administrative

Corporate, general and administrative expenses include employee-related expenses, including salaries and related costs and stock/ unit-based compensation for our executives, technology infrastructure, operations, clinical and quality support, finance, legal, human resources and development departments. In addition, general and administrative expenses include all corporate technology and occupancy costs.

Transaction Costs

The Company incurred costs related to private/public offerings. Total one-time costs expensed were $1,110 and $3,685 for the years ended December 31, 2020 and 2019, respectively, and are included in corporate, general, and administrative expenses in the consolidated statements of operations.

Advertising Expenses

Advertising and promotion costs are expensed as incurred and were $29,251, $16,827, and $8,142, for the years ended December 31, 2020, 2019 and 2018, respectively, and are included in sales and marketing expenses in the consolidated statements of operations.

Retirement Plan

The Company maintains a profit sharing and retirement savings 401(k) plan (the “401(k) Plan”) for full-time employees. Participants may elect to contribute to the 401(k) Plan, through payroll deductions, subject to Internal Revenue Service limitations. At its discretion, the Company makes 4% matching and/or profit-sharing contributions to the 401(k) Plan. The Company recorded expense of $4,713, $3,102, and $2,413 in salaries and employee benefits in the accompanying consolidated statements of operations for the years ended December 31, 2020, 2019 and 2018, respectively, for discretionary matching and profit-sharing contributions to the 401(k) Plan.

Professional Liability

The physicians employed by the Physician Groups were insured for professional liability exposure on a claims-made basis with a master insurance policy issued by CNA. The master policy renews in August of each year and newly employed physicians and terminating physicians are added or deleted to the coverage by endorsement, with premiums prorated to the next year’s expiration date. The limits of the coverage are $1,000 each claim and $3,000 in aggregate. Additional insureds on the policy include the individual center entities at which the physicians practice, the physician employees and OSH MSO.

Stock/ Unit-Based Compensation Expense

Following the IPO, we account for stock-based compensation awards approved by our Board of Directors, including stock options and restricted stock units (“RSUs”), based on their estimated grant date fair value in accordance with ASC 718, Compensation—Stock Compensation. We estimate the fair value of our stock options using the Black-Scholes option-pricing model. We estimate the fair value of our RSUs based on the fair value of the underlying common stock. Compensation expense reflects actual forfeitures.

We recognize fair value of stock options at the grant date, which vest based on continued service at a rate of 25% each year, over the requisite service period, which is generally four years. Options generally expire ten years from the date of the grant. We recognize the fair value of the RSUs at the grant date on a straight line basis over the requisite period, which is generally four years.

Prior to the IPO, the Company’s unit-based incentive plan rewarded employees with various types of awards, including but not limited to, profits interests on a service-based or performance-based schedule. These awards also contained market conditions. The Company had elected to account for forfeitures as they occur. The Company used a combination of the income and market approaches to estimate the fair value of each award as of the grant date.

For performance-vesting units pre-IPO, the Company recognized unit-based compensation expense when it was probable that the performance condition would be achieved. The Company analyzed if a performance condition was probable for each reporting period through the settlement date for awards subject to performance vesting. For service-vesting units, the Company recognized unit-based compensation expense over the requisite service period for each separately vesting portion of the profits interest as if the award was, in-substance, multiple awards.

Net Loss Per Unit

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

The Company analyzed the calculation of earnings per unit for periods prior to the IPO and determined that it resulted in values that would not be meaningful to the users of these consolidated financial statements. Therefore, earnings per share information has not been presented for the years ended December 31, 2019 and 2018. The basic and diluted earnings per share for the year ended December 31, 2020 is applicable only for the period from August 10, 2020 to December 31, 2020, which is the period following the IPO and related restructuring transactions (as described in Note 1) and presents the period that the Company had outstanding common stock.

Basic net loss per share attributable to common shareholders is calculated by dividing the net loss by the weighted-average number of common shares outstanding during the period, without consideration for common share equivalents. Diluted net loss per share attributable to common shareholders is computed by dividing the diluted net loss attributable to common shareholders by the weighted-average number of shares of common shares outstanding for the period, including potential dilutive common shares assuming the dilutive effect of common shares equivalents.

In periods in which the Company reports a net loss attributable to common shareholders, diluted net loss per share attributable to common shareholders is the same as basic net loss per share attributable to common shareholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

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

Recently Adopted Accounting Pronouncements

In July 2018, the FASB issued Accounting Standards Update (“ASU”) 2018-09, Codification Improvements (“ASU 2018-09”), which made minor amendments to the codification in order to correct errors, eliminate inconsistencies and provide clarifications in current guidance. ASU 2018-09 amends Subtopics 470-50, Debt Modifications and Extinguishments, and 718-40, Compensation-Stock Compensation-Income Taxes, among other Topics amended within the update. Several of the Topics within the ASU were effective immediately upon issuance of ASU 2018-09, however, some amendments require transition guidance which is effective for nonpublic business entities for fiscal years after beginning after December 15, 2019. The Company adopted the new guidance on January 1, 2020, noting no impact on its consolidated financial statements and related disclosures.

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

In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”) which aligns the accounting treatment of stock awards granted to nonemployee consultants to those granted to employees. The updated guidance requires that share-based payment awards granted to a customer in conjunction with selling goods or services be accounted for under ASC 606, Revenue from Contracts with Customers. We are required to measure and classify share-based payment awards granted to a customer. The amount recorded as a reduction of the transaction price is required to be measured on the basis of the grant-date fair value of the share-based payment award in accordance with Topic 718. The updated guidance is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2020. The Company adopted the new guidance on January 1, 2020, noting no material impact on its consolidated financial statements and related disclosures.

Recent Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”), which amends the accounting for leases, requiring lessees to recognize most leases on their balance sheet with a right-of-use (“ROU”) asset and a lease liability and disclose key quantitative and qualitative information about leasing arrangements. Leases will be classified as either finance or operating leases, which will impact the expense recognition of such leases over the lease term. In June 2020, the FASB issued update ASU 2020-05 that changed the required effective date. The Company is required to adopt ASU 2016-02 on January 1, 2022. Because of the number of leases, the Company utilizes to support its operations, the adoption of ASU 2016-02 is expected to have a significant impact on the Company’s consolidated financial position. In transition, lessees and lessors are required to recognize and measure leases at either the beginning of the earliest period presented or the beginning of the period adopted, using a modified retrospective approach through a cumulative-effect adjustment. Management expects to elect to not adjust the comparative reporting periods and apply the ASUs beginning in the period of adoption. In transition, lessees and lessors may elect to apply a package of practical expedients permitting entities not to reassess: (i) whether any expired or existing contracts are or contain leases; (ii) lease classification for any expired or existing leases and (iii) whether initial direct costs for any expired or existing leases qualify for capitalization under the amended guidance.  Management expects to elect the package of practical expedients.

Management is finalizing its assessment of the impact of these elections and adoption of this standard on its consolidated financial statements. The Company has gathered and reviewed existing leases and other relevant documents and selected a software solution to facilitate the implementation of this new standard. The Company’s current estimate of the impact of this ASU on the Company’s Consolidated Financial Statements is the recognition of lease assets and liabilities in the range of $111,300 to $114,300 based on current interest rates and population of leases. The Company will continue to evaluate this range and the impact on the Company’s Consolidated Financial Statements. The Company expects to finalize its implementation calculations in the first quarter of 2021.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Unit Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception (“ASU 2017-11”). Among other items, Part I of ASU 2017-11 simplifies the accounting for certain financial instruments with down round features, a provision in an equity-linked financial instrument (or embedded feature) that provides a downward adjustment of the current exercise price based on the price of future equity offerings. Current accounting guidance creates cost and complexity for organizations that issue financial instruments with down round features by requiring, on an ongoing basis, fair value measurement of the entire instrument or conversion option. ASU 2017-11 will also require companies to disregard the down round feature when assessing whether the instrument is indexed to its own stock, for purposes of determining liability or equity classification. Companies that provide earnings per share (“EPS”) data will adjust their basic EPS calculation for the effect of the feature when triggered (i.e., when the exercise price of the related equity-linked financial instrument is adjusted downward because of the down round feature) and will also recognize the effect of the trigger within equity. ASU 2017-11 is effective for fiscal years beginning after December 15, 2019 and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted for all entities. The Company is in the process of evaluating the potential impacts of this new guidance on its consolidated financial statements and related disclosures.

In October 2018, the FASB issued ASU 2018-17, Consolidation – Targeted Improvements to Related Party Guidance for Variable Interest Entities (Topic 810) (“ASU 2018-17”). ASU 2018-17 eliminates the requirement that entities consider indirect interests held through related parties under common control in their entirety when assessing whether a decision-making fee is a variable interest. Instead, the reporting entity will consider such indirect interests on a proportionate basis. ASU 2018-17 is effective for a private company for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. All entities are required to apply the adjustments in ASU 2018-17 retrospectively with a cumulative-effect adjustment to retained earnings at the beginning of the earliest period presented. Early adoption is permitted. The Company is currently evaluating the impact this standard will have on its consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 introduces a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. The guidance is effective for us beginning January 1, 2023. The new current expected credit losses (CECL) model generally calls for the immediate recognition of all expected credit losses and applies to loans, accounts and trade receivables as well as other financial assets measured at amortized cost, loan commitments and off-balance sheet credit exposures, debt securities and other financial assets measured at fair value through other comprehensive income, and beneficial interests in securitized financial assets. The new guidance replaces the current incurred loss model for measuring expected credit losses, requires expected losses on available for sale debt securities to be recognized through an allowance for credit losses rather than as reductions in the amortized cost of the securities, and provides for additional disclosure requirements. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, “Income Taxes Topic 740-Simplifying the Accounting for Income Taxes” (“ASU 2019-12”), which intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application of Topic 740. This guidance is effective for fiscal years beginning after December 15, 2020, including interim periods therein, and early adoption is permitted. Adoption of Topic 740 is not expected to have a material effect on the Company’s consolidated financial statements.

In January 2020, the FASB issued ASU 2020-01, Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)—Clarifying the Interactions between Topic 321, Topic 323, and Topic 815 (“ASU 2020-01”). ASU 2020-01 clarifies the interaction of the accounting for equity securities under Topic 321 and investments accounted for under the equity method of accounting in Topic 323 and the accounting for certain forward contracts and purchased options accounted for under Topic 815. The guidance is effective for fiscal years beginning after December 15, 2020. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements.

We do not expect that any other recently issued accounting guidance will have a significant effect on our consolidated financial statements.

NOTE 3. REVENUE RECOGNITION

ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”) requires companies to exercise more judgment and recognize revenue using a five-step process. The Company adopted ASC 606 using the modified retrospective method for all contracts effective January 1, 2019 and utilized the portfolio approach to group contracts with similar characteristics and analyzed historical cash collections trends. Under the modified retrospective method, the Company applied ASC 606 to contracts that were not complete as of January 1, 2019 and recognized the cumulative effect of initially applying the standard as an adjustment to the opening balance of accumulated deficit. Prior periods were not adjusted. No cumulative-effect adjustment in accumulated deficit was recorded as the adoption of ASC 606 did not materially impact the Company’s consolidated financial statements or results of operations.

Under ASC 606, revenue is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the Company performed the following five steps: (i) Identify the contract(s) with a customer; (ii) Identify the performance obligations in the contract; (iii) Determine the transaction price; (iv) Allocate the transaction price to the performance obligations in the contract; and (v) Recognize revenue as the entity satisfies a performance obligation.

Revenues for the year ended December 31, 2018 were presented under ASC 605, Revenue Recognition (“ASC 605”). Under ASC 605, the Company recognized revenue when all of the following criteria were met: Persuasive evidence of an arrangement exists; the sales price is fixed or determinable; collection is reasonably assured; and services have been rendered.

The Company disaggregates revenue from contracts with customers by service type within our consolidated statements of operations.

Both our capitated and other patient service revenue generally relate to contracts with patients in which our performance obligation is to provide healthcare services to the patients. Revenues are recorded during the period our obligations to provide healthcare services are satisfied as noted below within each service type.

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

Our revenues are based upon the estimated PPPM amounts we expect to be entitled to receive from Medicare Advantage managed care payors. The PPPM rates are determined as a percent of the premium the Medicare Advantage plan receives from CMS for our at-risk members. Those premiums are determined via a competitive bidding process with CMS and are based upon the cost of care in a local market and the average utilization of services by the patients enrolled. Medicare pays capitation using a “risk adjustment model,” which compensates providers based on the health status (acuity) of each individual patient. Payors with higher acuity patients receive more, and those with lower acuity patients receive less. Under the risk adjustment model, capitation is paid on an interim basis based on enrollee data submitted for the preceding year and is adjusted in subsequent periods after the final data is compiled. As premiums are adjusted via this risk adjustment model, our PPPM payments will change in unison with how our payor partners’ premiums change with CMS. The Company determined the transaction price for these contracts is variable as it primarily includes PPPM fees which can fluctuate throughout the contract based on the acuity of each individual enrollee. Capitated accounts receivable are recorded at contracted rates. Our capitated accounts receivable includes $12,299 and $9,026 as of December 31, 2020 and December 31, 2019, respectively, for acuity-related adjustments that are estimated to be received in subsequent periods. In certain contracts, PPPM fees also include adjustments for items such as performance incentives or penalties based on the achievement of certain clinical quality metrics as contracted with payors. There were no material PPPM adjustments related to performance incentives/penalties for quality-related metrics for the years ended December 31, 2020, 2019 and 2018. The capitated revenues are recognized based on the estimated PPPM transaction price to transfer the service for a distinct increment of the series (i.e. month) and is recognized net of projected acuity adjustments and performance incentives/penalties because the Company is able to reasonably estimate the ultimate PPPM payment of these contracts. We recognize revenue in the month in which eligible members are entitled to receive healthcare benefits during the contract term. Subsequent changes in PPPM fees and the amount of revenue to be recognized by the Company are reflected through subsequent period adjustments to properly recognize the ultimate capitation amount. As the period between the time of service and time of payment is typically one year or less, the Company elected the practical expedient under ASC 606-10-32-18 and did not adjust for the effects of a significant financing component.

Certain third-party payor contracts include a Medicare Part D payment related to pharmacy claims, which is subject to risk sharing through accepted risk corridor provisions. Under certain agreements the fund risk allocation is established where the Company, as the contracted provider, receives only a portion of the risk and the associated surplus or deficit. The Company estimates and recognizes an adjustment to Part D capitated revenues related to these risk corridor provisions, based upon pharmacy claims experience to date, as if the annual risk contract were to terminate at the end of the reporting period. Medicare Part D comprised 2% of capitated revenues for the year ended December 31, 2020 and 3% of medical claims expense for the year ended December 31, 2020. Medicare Part D comprised 3% of capitated revenues and 5% of medical claims expense for years ended December 31, 2019 and 2018.

The Company had agreements in place with the payors listed below and payor sources of capitated revenue for each period presented were as follows:

	For the Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018
Humana	45%	57%	65%
WellCare/Meridian	15%	14%	13%
Cigna-HealthSpring	11%	9%	8%
Other	29%	20%	14%

Other Patient Service Revenue and Accounts Receivable

Other patient service revenue is comprised of ancillary fees earned under contracts with certain managed care organizations for the provision of certain care coordination services and care management services and is also comprised of fee-for-service revenue. The composition of other patient service revenue for each period was as follows:

	For the Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018
Care coordination and care management	$24,251	$10,498	$2,468
Fee for service	5,040	6,197	5,876
CARES Act grant income	2,199	-	-
Total other patient service revenue	$31,490	$16,695	$8,344

The Company has entered into multi-year agreements with Humana and its affiliates to provide services at certain centers to members covered by Humana. The agreements contain an administrative payment from Humana in exchange for the Company providing certain care coordination services during the term of the contract (“Care Coordination payment”). The Care Coordination payments are recognized in other patient service revenue ratably over the length of the terms stated in the contracts and are refundable to Humana on a pro-rata basis if the Company ceases to provide services at the centers within the length of the term specified in the contracts. We have identified a single performance obligation to stand ready to provide care coordination services to patients, which constitutes a series of distinct service increments. As of December 31, 2020 and 2019, the Company’s contract liabilities related to these payments totaled $16,635 and $7,246, respectively. The short-term portion is recorded in other liabilities and the long-term portion is included in other long-term liabilities in the accompanying consolidated balance sheets.

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

In order to provide the care management services necessary to complete our performance per certain contracts, implementation services were performed. Implementation services are a set of tasks that must be performed by the Company to ensure we have the right technology infrastructure to fully perform and provide the services as contracted with the customers. These services are solely for the benefit of the Company and the customer has no access to the technology nor control over the technology. In 2019 the Company received $1,000 in implementation service related payments and deferred the implementation revenues over the contract period of three years. As of December 31, 2020 and 2019, the Company’s deferred amounts related to the implementation payments totaled $472 and $806, respectively. The short-term portion is recorded in other current liabilities and the long-term portion is included in other long-term liabilities in the accompanying consolidated balance sheets.

Also included in the year ended December 31, 2020 care coordination and care management total above are revenues recognized related to the Accountable Care Organization (“ACO”) Medicare Shared Savings Program (“Shared Savings Program”). The Shared Savings Program offers providers an opportunity to create an ACO. An ACO agrees to be held accountable for the quality, cost and experience of care of an assigned Medicare fee-for-service beneficiary population. Within the Shared Savings Program, CMS enters into agreements with ACOs. ACOs may share savings with CMS when they lower growth in Medicare Parts A and B fee-for-service expenditures relative to their unique targets (i.e., benchmarks) while meeting quality of care performance standards, or in certain instances, owe losses to CMS when they have higher growth in Medicare Parts A and B fee-for-service expenditures relative to their benchmark. The Company received $2,073 from CMS related to the Shared Savings Program for the year ended December 31, 2020.

During the year ended December 31, 2020, the Company received $8,447 from HHS to offset the impacts of COVID-19 pandemic related expenses and lost revenues through the Public Health and Social Services Emergency Fund (see Note 1). The Company recognized $2,199 in other income to offset lost other patient service revenues.

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

	For the Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018
Medicare	47%	51%	58%
Humana	8%	10%	13%
Other	45%	39%	29%

Other patient service receivables consist primarily of amounts due to us from Medicare and Medicare Advantage plans for fee-for-service patients. The Company reports other patient service receivables net of estimated contractual adjustments or discounts and an allowance for financial assistance as described below. The allowance is based on historical experience and our assessment of patients who qualify for the financial assistance program. Accounts are written off against the allowance account when they are determined to be no longer collectible.

The Company has a financial assistance policy in which patients are assessed for financial hardship and other criteria that are used to make a good-faith determination of financial need, in which case the Company will waive or reduce a Medicare beneficiary’s obligation to pay copay, coinsurance or deductible amounts owed for the provision of medical services. The majority of our fee-for-service patients qualify for financial assistance. The total amount of patient revenues that were waived per the Company’s financial assistance policy were $2,582, $5,422, and $2,948 for the years ended December 31, 2020, 2019 and 2018, respectively. The Company’s cost to provide care in regard to the services for which the patient’s financial obligation was waived was estimated to be $7,720, $9,113, and $4,278 for the year ended December 31, 2020, 2019 and 2018, respectively using a cost-to-charge ratio estimate. The Company invests heavily in primary care to prevent unnecessary acute events and manage chronic illnesses, and the cost incurred exceeds the amount that the Company would have realized under fee-for-service payment arrangements. The Company is willing to accept this deficit as many fee-for-service patients become Medicare Advantage patients under capitated arrangements

Remaining Performance Obligations

As our performance obligations relate to contracts with a duration of one year or less, the Company elected the optional exemption in ASC 606-10-50-14(a). Therefore, the Company is not required to disclose the transaction price for the remaining performance obligations at the end of the reporting period or when the Company expects to recognize revenue. The Company had minimal unsatisfied performance obligations at the end of the reporting periods as our patients typically are under no obligation to continue receiving services at our facilities.

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	December 31, 2020	December 31, 2019
Leasehold improvements	$63,618	$56,608
Furniture and fixtures	4,859	3,888
Computer equipment	17,796	9,785
Internal use software	6,116	1,679
Office equipment	9,708	8,934
Construction in process	4,242	3,212
Total, at cost	106,339	84,106
Less accumulated depreciation	(27,548)	(16,710)
Property and equipment, net	$78,791	$67,396

The Company recorded depreciation expense of $10,838, $7,461 and $4,053 for the years ended December 31, 2020, 2019 and 2018, respectively.

NOTE 5. GOODWILL AND INTANGIBLE ASSETS

Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $9,634 at December 31, 2020 and 2019.

Intangible assets consisted of the following as of:

	December 31, 2020	December 31, 2019

Customer relationships (10 year useful life)	$3,868	$3,868
Accumulated amortization	(903)	(516)
Net book value	$2,965	$3,352

Intangible assets with a finite useful life continue to be amortized over its useful lives. The Company recorded amortization expense of $387, $387 and $129 for the years ended December 31, 2020, 2019 and 2018, respectively.

The total expected future annual amortization for the succeeding years ended December 31, is as follows:

2021	387
2022	387
2023	387
2024	387
2025	387
Thereafter	1,030
Estimated aggregate future intangible asset amortization	$2,965

NOTE 6. INTERNAL USE SOFTWARE

As of December 31, 2020, and 2019, the Company capitalized a total of $6,116 and $1,679 of internal use software and recorded $770 and $327 in accumulated depreciation, respectively. The Company expensed $442, $160, and $89 for the years ended December 31, 2020, 2019 and 2018, respectively. Capitalized external software costs include the actual costs to purchase software licenses from vendors. Costs incurred to maintain existing software are expensed as incurred.

NOTE 7. OTHER CURRENT AND LONG-TERM LIABILITIES

Accrued compensation and benefits consisted of the following as of:

	December 31, 2020	December 31, 2019
Accrued paid time off	$5,021	$2,319
Accrued bonus and commission	19,135	16,814
Accrued payroll and taxes	1,788	7,052
CARES Act deferred payroll taxes	3,475	-
Other	2,550	2,425
	$31,969	$28,610

Other current liabilities consisted of the following as of:

	December 31, 2020	December 31, 2019
Humana license fee	$620	$2,753
Lease incentive obligation, current	550	550
Contract liabilities, current	4,290	3,785
Accrual for goods or services received, not invoiced	3,614	2,876
CARES Act advance payments and provider relief funds	2,349	-
Other current liabilities	1,189	1,037
	$12,612	$11,001
Other long-term liabilities consisted of the following as of:

	December 31, 2020	December 31, 2019
Humana license fee, net of current	$7,371	$-
Contract liabilities, net of current	12,818	5,039
Lease incentive obligation, net of current	5,055	5,605
Bifurcated derivative	-	152
CARES Act deferred payroll taxes	3,475	-
Other long-term liabilities	20	20
	$28,739	$10,816

NOTE 8. LIABILITY FOR UNPAID CLAIMS

Medical claims expense and the liability for unpaid claims include estimates of the Company’s obligations for medical care services that have been rendered by third parties on behalf of insured consumers for which the Company is contractually obligated to pay (through the Company’s full risk capitation arrangements), but for which claims have either not yet been received, processed or paid. The Company develops estimates for medical care services incurred but not reported (“IBNR”), which includes estimates for claims that have not been received or fully processed, using a process that is consistently applied, centrally controlled and automated. This process includes utilizing actuarial models when a sufficient amount of medical claims history is available from the third-party healthcare service providers. The actuarial models consider factors such as time from date of service to claim processing, seasonal variances in medical care consumption, health care professional contract rate changes, medical care utilization and other medical cost trends, membership volume and demographics, the introduction of new technologies and benefit plan changes. In developing its unpaid claims liability estimates, the Company applies different estimation methods depending on which incurred claims are being estimated. For the most recent three months, the Company estimates claim costs incurred by applying observed medical cost trend factors to the average PPPM medical costs incurred in prior months for which more complete claims data are available, supplemented by a review of near-term completion factors (actuarial estimates, based upon historical experience and analysis of current trends, of the percentage of incurred claims during a given period that have been adjudicated by the Company at the date of estimation). For the months prior to the most recent three months, the Company applies completion factors to actual claims adjudicated-to-date to estimate the expected amount of ultimate incurred claims for those months.

The Company purchases provider excess insurance to protect against significant, catastrophic claims expenses incurred on behalf of its patients. The total amount of provider excess insurance premium was $3,587, $2,507 and $2,150, and total reimbursements were $3,105, $1,047 and $1,368 for the years ended December 31, 2020, 2019 and 2018, respectively. The provider excess insurance premiums less reimbursements are reported in medical claims expense in the consolidated statements of operations. Provider excess recoverables due are reported in other current assets in the consolidated balance sheets. As of December 31, 2020 and 2019, the Company’s provider excess insurance deductible was $250 per member and covered up to a maximum of $5,000 per member per calendar year.

The Company’s liabilities for unpaid claims were as follows:

	December 31, 2020	December 31, 2019
Balance, beginning of period	$170,629	$68,174
Incurred health care costs:
Current year	604,926	383,169
Prior years	11,000	268
Total claims incurred	615,926	383,437

Current year	(356,461)	(226,618)
Prior years	(167,522)	(56,220)
Total claims paid	(523,983)	(282,838)
Adjustments to other claims-related liabilities	(480)	1,856
Balance, end of year	$262,092	$170,629

We assess the profitability of our managed care capitation arrangement to identify contracts where current operating results or forecasts indicate probable future losses. If anticipated future variable costs exceed anticipated future revenues, a premium deficiency reserve is recognized. No premium deficiency reserves were recorded as of December 31, 2020 and 2019.

The following tables provide information about incurred and paid claims development as of December 31, 2020, and 2019:

	Incurred Claims
	For the Periods Ending
Claims Incurred Year	December 31, 2016	December 31, 2017	December 31, 2018	December 31, 2019	December 31, 2020
2016	$50,696	50,696	50,696	50,696	50,696
2017	-	125,206	125,206	125,316	125,555
2018	-	-	226,724	226,882	225,956
2019	-	-	-	383,169	394,856
2020	-	-	-		604,926
Total	$50,696	175,902	402,626	786,063	1,401,989

	Cumulative Paid Claims
	For the Periods Ending
Claims Incurred Year	December 31, 2016	December 31, 2017	December 31, 2018	December 31, 2019	December 31, 2020
2016	$33,764	49,795	50,702	50,696	50,696
2017	-	89,525	121,580	121,268	125,555
2018	-	-	162,883	219,421	226,031
2019	-	-	-	226,618	383,243
2020	-	-	-	-	356,461
Total	$33,764	139,320	335,165	618,003	1,141,986
Other claims-related liabilities	-	-	713	2,569	2,089
Liability for unpaid claims	$16,932	36,582	68,174	170,629	262,092

In accordance with its policy, the Company reviews its estimated liability for unpaid claims on an ongoing basis. During the year ended December 31, 2020, this review indicated that actual medical claims expense was higher than prior period estimates as well as a change in our historical payor claim receipt and payment patterns. As a result, during the year ended December 31, 2020, the Company updated its estimate of its liability of unpaid claims, primarily based on historical experience of medical claims expense. The result of this updated information was additional medical claims expense related to the year ended December 31, 2019 recorded in 2020 of approximately $11,000.

Note 9. Fair Value of Financial Instruments

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

The bifurcated derivative associated with the long-term debt (see Note 10) was classified within Level 3 due to a lack of quoted prices in an active market and observable inputs for similar liabilities. The fair value measurements for the bifurcated derivative as of December 31, 2020 and December 31, 2019 was $0 and $152, respectively. The Company paid off its debt and related prepayment and end of term charges as of August 11, 2020 following the IPO; as a result of this extinguishment of debt, the derivative was written off during 2020. The bifurcated derivative liability was included in other long-term liabilities in the consolidated balance sheets as of December 31, 2019. Changes in fair value of the bifurcated derivative were recorded within interest income/(expense) in the consolidated statements of operations and amounted to $152, $663 and $(755) during the year ended December 31, 2020, 2019 and 2018, respectively.

NOTE 10. LONG-TERM DEBT

OSH LLC entered into a debt agreement with Hercules Capital, Inc. (“Hercules”) for $20,000 on August 7, 2017, as discussed further below. On August 11, 2020, the Company used a portion of the net proceeds from the IPO to pay off the $80,000 principal outstanding under the Hercules debt agreement, 9.75% interest loan originally due to mature December 2022 in full at a price of 107%. In connection with the voluntary prepayment of the entire remaining borrowings outstanding, the Company recognized the extinguishment of debt charge within interest expense, net of $3,204 during the year ended December 31, 2020 related to the prepayment charge, the end of term charge and the write off of unamortized debt issuance costs.

Long-term debt balance consisted of the following as of:

	December 31, 2020	December 31, 2019
Note payable to Hercules Capital, Inc., originally dated August 7, 2017 and amended April 26, 2019 and January 13, 2020. The note bears a floating interest rate of the greater of 9.75% or the sum the Prime Rate plus 5.00%.	$-	$80,000
Total debt
Less:
Unamortized discount and debt issuance costs	-	1,347
Current maturities	-	(18,507)
Total long-term debt	$-	$62,840

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

OSH LLC recorded a derivative liability related to the change in control provisions within the Hercules debt agreement in the amount of $0 and $152 as of December 31, 2020 and 2019, respectively. OSH LLC recognized all changes in fair value of the derivative liability within interest expense of $152, $663 and $(755) for the years ended December 31, 2020, 2019 and 2018 respectively.

The estimated fair value of the OSH LLC’s bifurcated derivative instrument was valued using an outcome-probability-weighted discounted cash flow analysis at the end of each reporting period using inputs that were not corroborated by market data which resulted in OSH LLC classifying such derivatives as Level 3 (see Note 9).

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

Debt issuance costs and original issuance discount

As part of entering into the Hercules debt agreement, OSH LLC incurred certain third-party costs. The costs incurred relate to attorney and other third-party costs. Debt issuance costs and original issuance discount as of the periods presented below were as follows:

	December 31, 2020	December 31, 2019
Accretion of end-of-term charge	$-	$(1,830)
Original issuance discount	-	191
Additional issuance discount	-	543
Amortization of deferred financing costs	-	(251)
Unamortized discount and debt issuance costs	$-	$(1,347)

Included in debt issuance costs was an end-of-term charge due to Hercules. The end-of-term charge to be paid in full at the end of the term and was $0 and $4,760 as of December 31, 2020 and 2019, respectively and was accreted over the expected term of the loan.

NOTE 11. COMMITMENTS – LITIGATION AND CONTINGENCIES

Contingencies

The Company is presently, and from time to time, subject to various claims, investigations, suits and other legal proceedings arising in the ordinary course of business. The Company currently believes that the outcomes of such proceedings, individually and in the aggregate, will not have a material adverse impact on its business, cash flows, financial position, or results of operations. Any legal proceedings are subject to inherent uncertainties, and the Company’s view of these matters and its potential effects may change in the future.

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

NOTE 12. COMMITMENTS – OPERATING LEASES

The Company leases corporate office space and operating facilities under operating leases. The Company’s headquarters is located in Chicago, Illinois. The Company recognized $20,131, $14,459, and $7,296 in rent expense for the years ended December 31, 2020, 2019 and 2018 respectively, included in cost of care, excluding depreciation and amortization and corporate, general and administrative expenses in the consolidated statements of operations.

Minimum lease payments with respect to operating leases of the Company are as follows:

2021	15,825
2022	16,569
2023	15,931
2024	15,172
2025	14,586
Thereafter	93,969
$172,052

Various lease agreements provide for escalating rent payments over the life of the respective lease, and the Company recognizes rent expense on a straight-line basis over the life of the lease. This results in a non-interest-bearing liability (deferred rent) that increases during the early portion of the lease term, as the cash paid is less than the expense recognized and reverses by the end of the lease term. The Company recorded $13,532 and $12,901 at December 31, 2020 and 2019, respectively, of deferred rent that was classified as a long-term liability in the consolidated balance sheets.

In addition to base rent, the centers are generally responsible for their proportionate share of real estate taxes and common area charges. Most of the leases contain renewal options at the Company’s election whereby the lease could be extended for terms ranging from five to ten years with base rent escalations.

NOTE 13. REDEEMABLE INVESTOR UNITS

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

•

General Atlantic LLC and Newlight Partners LP (the “Lead Sponsors”) contributed their respective investor units in the entities through which they currently hold interests in OSH LLC (“Sponsor Blockers”) to the Company in exchange for 126,278,767 shares of common stock in the Company, pursuant to a contribution and exchange agreement dated August 10, 2020 by and among the Company and the other signatories party thereto.

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

As a result of the above transactions, all units of redeemable investor units then outstanding, totaling 12,472,242 units as well as their undeclared and deemed dividends of $103,591, were converted into 184,787,783 shares of common stock and their carrying value, totaling $545,001 was reclassified into stockholders’ equity on our consolidated balance sheet. See further discussion of the rights and characteristics below related to the investor units.

Redeemable Investor Units

Prior to the IPO, the redeemable investor units consisted of three classes: investor units I, investor units II and investor units III. Due to contingent redemption features, the investor units were presented as temporary equity in the mezzanine section of the consolidated balance sheets before the completion of the IPO.

Redeemable investor units consisted of the following at the issuance price per unit as of December 31, 2019:

	December 31, 2019
	Units Issued and Outstanding	Issuance Price per Unit	Total Value
Investor Units I	382,572	$12.00	$4,591
Investor Units II	509,796	16.20	8,259
Investor Units III-A – Issued prior to December 1, 2015	1,872,409	20.25	37,916
Investor Units III-A – Issued after December 1, 2015	6,043,421	26.38	159,425
Investor Units III-B	568,613	26.38	15,000
Investor Units III-C	747,661	58.78	43,948
Investor Units III-D	876,147	58.78	51,500
Total	11,000,619		$320,639

Redeemable investor units consisted of the following at the issuance price per unit as of December 31, 2018:

	December 31, 2018
	Units Issued and Outstanding	Issuance Price per Unit	Total Value
Investor Units I	382,572	$12.00	$4,591
Investor Units II	509,796	16.20	8,259
Investor Units III-A – Issued prior to December 1, 2015	1,872,409	20.25	37,916
Investor Units III-A – Issued after December 1, 2015	6,043,421	26.38	159,425
Investor Units III-B	568,613	26.38	15,000
Investor Units III-C	747,661	58.78	43,948
Investor Units III-D	850,629	58.78	50,000
Total	10,975,101		$319,139

The following table shows OSH LLC’s activity related to its investor units as of and for the periods ending:

	Investor Units I	Investor Units II	Investor Units III-A	Investor Units III-B	Investor Units III-C	Investor Units III-D	Investor Units III-E	Total
Outstanding, January 1, 2018	537,499	638,151	5,598,979	-	-	-	-	6,774,629
Exercised	25,000	21,000	-	568,613	-	-	-	614,613
Issued	-	-	2,463,988	-	747,661	850,629	-	4,062,278
Tender Offer	(179,927)	(149,355)	(147,137)	-	-	-	-	(476,419)
Outstanding, December 31, 2018	382,572	509,796	7,915,830	568,613	747,661	850,629	-	10,975,101
Issued	-	-	-	-	-	25,518	-	25,518
Outstanding, December 31, 2019	382,572	509,796	7,915,830	568,613	747,661	876,147	-	11,000,619
Issued	-	-	-	-	-	-	1,471,623	1,471,623
Conversion	(382,572)	(509,796)	(7,915,830)	(568,613)	(747,661)	(876,147)	(1,471,623)	(12,472,242)
Outstanding, December 31, 2020	-	-	-	-	-	-	-	-

In May 2019, OSH LLC issued 25,518 units of investor units III-D in exchange for $1,500. The price per unit was $58.78.

In February 2020, OSH LLC issued 1,471,623 units of investor units III-E in exchange for $230,000. The price per unit was $156.29. There was $5,638 in legal fees recorded as a reduction of equity as result of the capital raise.

Prior to the equity conversion that occurred as a result of the IPO, the redeemable investor units had the following rights and characteristics:

Dividends

Dividends were payable in cash, if declared, by OSH LLC’s Board of Directors or upon a liquidation, deemed liquidation event or as determined by the Board of Directors in its sole discretion. OSH LLC did not declare dividends for the years ended December 31, 2019 and 2018, respectively.

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

The following table shows accumulated dividends on the redeemable investor units on a cumulative basis as of the periods presented below:

	August 10, 2020*			December 31, 2019			December 31, 2018
	Units	Per Unit	Total	Units	Per Unit	Total	Units	Per Unit	Total
Series
Investor Units I	382,572	$8.53	$3,265	382,572	$7.60	$2,908	382,572	$6.15	$2,352
Investor Units II	509,796	10.15	5,175	509,796	8.95	4,563	509,796	7.09	3,613
Investor Units III-A – Issued prior to December 1, 2015	1,872,409	10.48	19,627	1,872,409	9.09	17,020	1,872,409	6.92	12,950
Investor Units III-A – Issued after December 1, 2015	6,043,421	7.90	47,757	6,043,421	6.34	38,323	6,043,421	3.92	23,674
Investor Units III-B	568,613	5.51	3,132	568,613	4.06	2,306	568,613	1.80	1,024
Investor Units III-C	747,661	11.34	8,477	747,661	8.14	6,089	747,661	3.19	2,383
Investor Units III-D	876,147	8.98	7,865	876,147	5.89	5,162	850,629	1.18	1,004
Investor Units III-E	1,471,623	5.64	8,293	-	-	-	-	-	-
			$103,591			$76,371			$47,000

* Note these accumulated dividends were included in the pre-IPO equity conversion to common stock discussed in the section “Pre-IPO Equity Conversion” above. As a result, there were no remaining accumulated dividends as of December 31, 2020.

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

Warrants

The Company issued 568,613 warrants to entitle the investor to purchase up to an aggregate $15,000 in investor units III-B at a price of $26.38 per unit to settle a disagreement. The warrant terms stated that the investor may exercise the warrants on a single occasion any time between the date of issuance and expiration date. On February 22, 2018, the investor exercised all 568,613 warrants to purchase investor units III-B of the Company at an exercise price of $26.38 per unit for total proceeds of $15,000 to the Company. The Company accounted for the warrant obligation as a liability. There were no warrants remaining for the years ending December 31, 2020, 2019 and 2018. The Company recognized a change in fair value of the warrants of $211 in 2018, which was recorded within other expenses on the consolidated statements of operations.

2018 Tender Offer

In connection with a Tender Offer (“2018 Tender Offer”) (see Note 14 for further details), the Company sought to obtain capital to pay the aggregate 2018 Tender Offer purchase price through the issuance and sale of investor units III-C of the Company. The Company authorized the sale and issuance of up to 1,224,907 investor units III-C, which were sold at the same per unit price as the 2018 Tender Offer. In April 2018, two investors purchased an aggregate of 747,661 units of investor units III-C at $58.78 per unit for total aggregate proceeds of $43,948. The cash proceeds were used by the Company to complete the repurchase of units tendered. There were no embedded features within the III-C Units sold requiring accounting separate from the units themselves. In addition, the units sold are subject to the same redemption rights as the Company’s other investor units and have therefore been included within temporary equity on the Company’s consolidated balance sheets.

The 2018 Tender Offer price paid for the redeemable investor units was a premium paid at redemption representing a return similar to a dividend to the preferred unitholders. Accordingly, the difference of $20,313 between the fair value of the consideration paid of $28,004 by the Company upon redemption and the carrying value of the redeemable investor units of $7,691 was treated as a deemed dividend in the consolidated financial statements.

NOTE 14. STOCKHOLDERS’ EQUITY/MEMBERS’ DEFICIT

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

As discussed in Note 13 above, the current unitholders of OSH LLC immediately prior to the close of the IPO exchanged their founders’ units, incentive units and profits interests in OSH LLC for common stock of the Company as approved by the Board of Directors of the Company, OSH LLC and OSH Management Holdings, LLC (“OSH MH LLC”).

•	Pursuant to the Company Merger, the investors in OSH LLC received a total of 226,940 shares of common stock in the Company in exchange for their incentive units in OSH LLC.
•

Pursuant to the Management Merger, our employees received a total of 37,884,061 shares of common stock, 22,612,472 of which are subject to service-based vesting (RSAs), and also received 14,313,416 options to purchase common stock of the Company at a strike price equal to the IPO price in exchange for their founders’ units and profits interests in OSH MH LLC.

As a result of the abovementioned conversion, all units of members’ capital (founders’ units, incentive units and profits interests) then outstanding, totaling 3,456,634 were converted into 38,111,001 shares of common stock, 22,612,472 of which are considered RSAs. The carrying value of $7,006 was reclassified into common stock and additional paid in capital on our consolidated balance sheet.

Common Stock and Units

As discussed in Note 1, upon completion of our IPO in August 2020, the Company sold 17,968,750 shares of common stock at an offering price of $21.00 per share, including 2,343,750 shares of common stock pursuant to the exercise in full of the underwriters’ option to purchase additional shares.

In connection with the IPO, we increased our authorized shares from 1,000 to 500,000,000 shares of our common stock, par value of $0.001.

The Company’s common stock/units consisted of the following founders’ units, incentive units, profits interests, and common stock (see Note 15) as of the period ended:

	Founders’ Units (par value of $0.01 per unit)	Incentive Units (par values range from $0.00 to $26.00 per unit)	Profits Interests (no par value)	Common Stock	Total
Balance as of January 1, 2018	810,463	48,013	695,858	-	1,554,334
Granted	-	-	892,118	-	892,118
Exercised	-	6,000	-	-	6,000
Repurchased/Forfeited	-	-	(92,681)	-	(92,681)
Tender Offer	(204,150)	(40,258)	(41,147)	-	(285,555)
Balances as of December 31, 2018	606,313	13,755	1,454,148	-	2,074,216
Granted	-	-	496,763	-	496,763
Exercised	-	-	-	-	-
Repurchased/Forfeited	-	-	(40,115)	-	(40,115)
Balance as of December 31, 2019	606,313	13,755	1,910,796	-	2,530,864
Granted	-	-	1,095,067	-	1,095,067
Tender Offer	(107,208)	(1,142)	(22,801)	-	(131,151)
Exercised	-	-	-	-	-
Repurchased/Forfeited	-	-	(38,146)	(115,799)	(153,945)
Conversion of pre IPO units	(499,105)	(12,613)	(2,944,916)	-	(3,456,634)
Conversion common stock				222,898,784	222,898,784
Initial Public Offering	-	-	-	17,968,750	17,968,750
Exercised	-	-	-	4,979	4,979
Balances as of December 31, 2020	-	-	-	240,756,714	240,756,714

2020 Tender Offer

Upon OSH LLC’s Board of Directors’ approval, OSH LLC issued a Tender Offer to Purchase for cash dated March 30, 2020 (the “2020 Tender Offer”) which expired on April 27, 2020 up to $20,000 of eligible units at a purchase price of $156.29 per eligible unit. Founders’ units, incentive units, and profits interests that were not subject to vesting or risk of forfeiture and, if there was a hurdle value applicable to the profits interests, that were awarded prior to March 30, 2018, were eligible to be tendered to OSH LLC for purchase. This 2020 Tender Offer allowed the directors, officers and employees (including the founders) the option to have their eligible units repurchased; unit holders were permitted to sell any number of any class of eligible units, subject to a 10% threshold. The 2020 Tender Offer was not conditioned on any minimum number of eligible units being tendered, and OSH LLC was not contractually obligated to redeem these units.

On April 27, 2020, OSH LLC purchased all eligible units, other than profits interests subject to a hurdle value, at a price of $156.29 per eligible unit net to the sellers in cash, without interest. OSH LLC purchased profits interests that had a hurdle value at a price for each profits interests equal to the excess of $156.29 over the per profits interests amount of that hurdle value net to the sellers in cash, without interest. The purchase price offered in the 2020 Tender Offer for eligible units was the same for all classes of eligible units (other than profits interests, for which the purchase price was adjusted to reflect the applicable hurdle value), even though their relative priorities in distributions may differ. The following units were tendered to OSH LLC:

	Number of Units Tendered	Purchase Price per Unit	Total Purchase Price
Founders’ Units	107,208	$156.29	$16,756
Incentive Units	1,142	156.29	178
Profits Interest Hurdle Value $265,158	17,622	136.04	2,397
Profits Interest Hurdle Value $346,107	3,684	129.91	479
Profits Interest Hurdle Value $386,277	1,495	126.90	190
Total Common Units	131,151		$20,000

The units (including profits interests) were repurchased at an amount per unit in excess of the fair value, which resulted in additional unit based compensation expense of $606 within corporate, general and administrative expenses in the consolidated statements of operation for the year ended December 31, 2020. Members’ capital cannot be reduced to less than the stated value of common shares outstanding; therefore, any additional value above the remaining ownership is a direct reduction to members’ deficit. Accordingly, $5,895 was recorded as a reduction in members’ capital and the remaining $13,498 was recorded in accumulated deficit at the time that the 2020 Tender Offer was completed.

2018 Tender Offer

The Company issued a Tender Offer to Purchase for cash by the Company dated March 21, 2018 (the “2018 Tender Offer”) up to $72,000 of eligible units at a purchase price of $58.78 per eligible unit. All investor units I, investor units II, and investor units III were eligible to be tendered to the Company for purchase. Also, incentive units and profits interests were eligible to be tendered to the Company if they were not subject to vesting or risk of forfeiture and if they were awarded prior to March 21, 2016.

On April 20, 2018, the Company purchased all eligible units, other than profits interests subject to a hurdle value, at a price of $58.78 per eligible unit net to the sellers in cash, without interest. The Company purchased profits interests that had a hurdle value at a price for each profits interests equal to the excess of $58.78 over the per profits interests amount of that hurdle value net to the sellers in cash, without interest. The 2018 Tender Offer was not conditioned on any minimum number of eligible units being tendered. The purchase price offered in the 2018 Tender Offer for eligible units was the same for all classes of eligible units (other than profits interests, for which the purchase price was adjusted to reflect the applicable hurdle value), even though their relative priorities in distributions may differ. Eligible units that the Company acquired pursuant to the 2018 Tender Offer were cancelled and retired by the Company.

The 2018 Tender Offer price paid for the common units (including profits interests) was repurchased at an amount per unit significantly in excess of the fair value of those units repurchased, so an allocation of the repurchase price to other elements of the 2018 Tender Offer was necessary. The Company determined that the excess represents compensation expense and has recorded $12,104 within corporate, general and administrative expenses in the consolidated statements of operations related to the excess paid over fair value as of the year ended December 31, 2018.

Preferred Stock

In connection with our IPO, we authorized the issuance of 50,000,000 shares of our preferred stock, par value $.001.

NOTE 15. STOCK AND UNIT-BASED COMPENSATION

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

Post-IPO Equity Awards

Stock Options

The following is a summary of stock option activity transactions as of and for the periods ended December 31, 2020 and 2019:

	Number of Options		Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding, December 31, 2019	-
Conversion	14,313,416		$21.00
Granted	694,350		21.24
Exercised	(6,607)		21.00
Cancelled	(42,190)		21.05
Outstanding, December 31, 2020	14,958,969	$		9.60	$600,590
Options exercisable as of December 31, 2020	1,927,295	$		9.60	$77,400

The aggregate intrinsic value of options exercised for years ended December 31, 2020 and 2019 was $404 and $0, respectively.  Aggregate intrinsic value represents the difference between the exercise price of the option and the closing price of the Company’s common stock on the date of exercise. The fair value of options granted for years ended December 31, 2020 and 2019 was $90,138 and $0, respectively.

RSAs

The RSAs were granted as part of the pre-IPO conversion (see Note 14).

The following is a summary of RSA transactions as of and for the years ended December 31, 2020 and 2019:

	Unvested Shares	Grant Date Fair Value
Unvested, December 31, 2019	-
Conversion	22,612,472	$11.44
Granted	-
Vested	(897,555)	3.22
Canceled and forfeited	(115,799)	13.41
Unvested, December 31, 2020	21,599,118	$11.77

RSUs

The following is a summary of RSU transactions as of and for the years ended December 31, 2020 and 2019:

	Unvested Shares	Grant Date Fair Value
Unvested, December 31, 2019	-
Conversion	-
Granted	224,912	$31.82
Vested	-
Canceled and forfeited	(8,108)	21.45
Unvested, December 31, 2020	216,804	$32.21

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

As of December 31, 2020, no shares of common stock have been purchased under our ESPP.

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

Incentive Units Options

All of the incentive units options were converted to common stock (see discussion of the conversion in Note 14) and none of the incentive units options remained outstanding at the end of the period. During the years ended December 31, 2019 and 2018, 6,000 and zero of the incentive units options were exercised, respectively. At December 31, 2019 and 2018, 2,000 of the incentive units options remained outstanding at the end of the periods. The options outstanding as of December 31, 2019 and 2018 had a per unit exercise price of $12.00.

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

The profits interests awards generally vested either over a requisite service period or were contingent upon a performance condition. OSH LLC granted 1,095,067, 496,763 and 892,118 profits interests awards during the years ended December 31, 2020, 2019 and 2018, respectively.

Each profits interests award contained the following material terms:

•

The profits interests received distributions (other than tax distributions) only upon a liquidity event, as defined, that exceeded a threshold equivalent to the fair value of OSH LLC, as determined by OSH LLC’s Board of Directors, at the grant date.

•

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

•	All awards included a repurchase option at the election of OSH LLC for the vested portion upon termination of employment or service.
•

A Sponsor's Exit is defined to occur if either 1. a Sponsor sells down to one or more third parties their direct or indirect equity investment in OSH LLC to less than 20% of the units owned by such sponsor, or 2. a sale, transfer or other disposition of all or substantially all of the assets of OSH LLC to one or more third parties.

Profits interests were accounted for as equity using the fair value method, which required the measurement and recognition of compensation expense for all profit interest-based payment awards made to OSH LLC’s employees based upon the grant date fair value. OSH LLC had concluded that both the service-vesting units and the performance-vesting units were subject to a market condition and assessed the market condition as part of its determination of the grant date fair value.

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

Historically, OSH LLC determined the fair value of each award on the date of grant using both the income and market approaches, including the Backsolve method with a risk free rate of 1.58% and 2.46%, volatility of 35.0% and 35.0% and 2.19 and 2.80 years to liquidity assumptions used for grants issued for the years ended December 31, 2019 and 2018.

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

Prior to the closing of the IPO, the outstanding profits interests were converted into common stock and RSAs and options (see Note 14 for further discussion on the conversion).

The following is a summary of profits interests transactions as well as the profits interests outstanding and their corresponding hurdle values as of and for the years ended December 31, 2020, 2019 and 2018:

	Profits Interests	Weighted- Average Grant Date Fair Value
Outstanding, January 1, 2018	695,858	$2.02
Granted	892,118	2.61
Vested	131,558	1.81
Forfeited/Repurchased	(133,828)	2.33
Outstanding, December 31, 2018	1,454,148	$2.35
Granted	496,763	42.35
Vested	193,375	2.32
Forfeited/Repurchased	(40,115)	5.74
Outstanding, December 31, 2019	1,910,796	$12.68
Granted	1,095,067	55.03
Vested	271,710	8.96
Forfeited/Repurchased	(60,947)	9.75
Conversion	(2,944,916)	28.49
Outstanding, December 31, 2020	-	$-
Vested outstanding, December 31, 2020	-	-
Vested outstanding, December 31, 2019	389,531
Vested outstanding, December 31, 2018	205,665

As of December 31, 2020		As of December 31, 2019		As of December 31, 2018
Units Outstanding	Hurdle Value	Units Outstanding	Hurdle Value	Units Outstanding	Hurdle Value
-	$265,158	111,076	$234,834	118,737	$234,834
-	346,107	160,492	306,706	166,929	306,712
-	386,277	45,275	342,451	52,050	342,451
-	685,350	265,374	608,955	273,421	608,966
-	782,361	462,292	645,000	451,908	645,000
-	922,500	521,225	697,700	52,201	696,723
-	1,582,500	345,062	1,310,000	338,902	1,310,000
-		1,910,796		1,454,148

Stock and Unit-Based Compensation Expense

The Company recognized $68,722, $0, and $0 in stock-based compensation expense related to options, RSAs and RSUs for the years ended December 31, 2020, 2019 and 2018, respectively. The Company recognized $9,285, $4,099, and $806 in unit-based compensation expense related to the profits interests for the years ended December 31, 2020, 2019 and 2018, respectively.

As part of the pre-IPO equity conversion discussed in Note 14, the profits interests that were subject to vesting over a period of continuous employment or service and were unvested upon the conversion were converted into RSAs and options that vest over the remaining requisite service period from the original grant dates. The unvested profits interests that were subject to vesting upon the Sponsor’s Exit performance condition were converted into RSAs and options that cliff vest between two years post IPO and four years from the original grant dates.

As a result of this conversion and modification of vesting terms from Sponsor’s Exit to service-based vesting, the Company determined that 984,560 RSAs and options should be accounted for as a Type III modification (the award was not probable to vest prior to the modification but it was probable of vesting under the modified condition) for the year ended December 31, 2020. The stock compensation expense recorded for these modifications was $49,451 for year ended December 31, 2020.

These amounts were recognized within sales and marketing as well as corporate, general and administrative expenses in the consolidated statements of operations. As of December 31, 2020, the Company had approximately $274,204 in unrecognized compensation expense related to all non-vested awards (RSAs, options and RSUs) that will be recognized over the weighted-average period of 1.62 years.

NOTE 16. INCOME TAX

Income tax expense (benefit) related to continuing operations differ from the amounts computed by applying the statutory income tax rate of 21% to pretax loss as of December 31, 2020, 2019 and 2018, were as follows:

	For the Year Ended
Income tax provision (benefit)	2020	2019	2018
At statutory rate	$(40,331)	$(22,489)	$(16,739)
State taxes	(2,382)	(2,276)	(1,481)
State valuation allowance	2,382	2,276	1,481
Federal valuation allowance	16,715	10,210	4,169
Stock based compensation	15,667	-	-
Partnership book losses not subject to tax	7,535	12,251	12,570
Permanent items	414	28	-
Total current income tax expense	$-	$-	$-

As of December 31, 2020, 2019 and 2018, the Company had no unrecognized tax benefits.

Deferred Tax Assets and Liabilities

Deferred income taxes reflect the net tax effects of loss and credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets for federal and state income taxes as of December 31, 2020 and 2019 were as follows:

Deferred income tax assets:	2020	2019
Federal net operating loss carryforwards	$45,847	$-
State net operating loss carryforwards	15,190	58
Deferred revenue	3,776	765
Reserves and accruals	491	16,000
Stock based compensation	799	-
Interest expense limitation	4,755	-
Deferred rent	5,294	-
IBNR reserve	5,442	4,844
Payroll accruals	8,762	-
Allowance for doubtful accounts	1,793	-
Accrued professional fees	774	-
Total deferred tax assets	$92,923	$21,667
Valuation allowance	$(85,845)	$(21,570)

Net deferred income tax assets	$7,078	$97

Deferred income tax liabilities:
Other intangibles	$(314)	$-
Fixed assets	(4,147)	-
Prepaids	(1,376)	-
Other	-	(25)
Outside basis difference in a partnership	(1,241)	(72)
Net deferred income tax liabilities	$(7,078)	$(97)

Net deferred income taxes	$-	$-

Realization of our deferred tax assets is dependent upon future earnings, if any, the timing, and amount of which are uncertain. Because of our lack of U.S. earnings history, the net U.S. deferred tax assets have been fully offset by a valuation allowance.

In evaluating its ability to realize the net deferred tax assets, the Company considered all available positive and negative evidence, including its past operating results and the forecast of future market growth, forecasted earnings, future taxable income, and prudent and feasible tax planning strategies. As of December 31, 2020 and 2019, the Company has recorded a full valuation allowance of $(85,845) and $(21,570) respectively as the Company has concluded that it is not more likely than not the deferred tax assets will be realized. The valuation allowance increased by $64,275 for the year ended December 31, 2020 of which $19,097 was from continuing operations and $45,178 was accounted for in equity in connection with the IPO and Organizational Transactions.  The valuation allowance increased $12,486 for the year ended December 31, 2019 all of which was from continuing operations.

At December 31, 2020, the Company had federal and state net operating loss (“NOLs”) carryforwards of approximately $218,321 and $174,527, respectively. The Federal NOLs arising in taxable years beginning before December 31, 2017, in the amount of $54,131, will begin to expire in the year 2035. For Federal NOLs rising in taxable years beginning after December 31, 2017, in the amount of $164,190, will be carried forward and has an indefinite life. However, the utilization of the NOLs carryforward is limited to 80% of taxable income. The state NOLs will begin expiring in 2032 and extend through 2040.

The Company is no longer subject to U.S. federal, state and local, or non-U.S., income tax examinations by tax authorities for years before 2015. As of December 31, 2020, the tax years 2016 through 2019 remain open in the U.S.  Due to carryover losses, the NOLs are still subject to examination.

The Company recognizes interest and penalties related to income tax matters in income tax expense. The Company has no amounts accrued for interest or penalties at December 31, 2020 and 2019.

NOTE 17. VARIABLE INTEREST ENTITIES

The Physician Groups (as defined in Note 1) were established to employ healthcare providers, contract with managed care payors and to deliver healthcare services to patients in the markets that the Company serves.

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

In order to determine whether the Company has a controlling financial interest in the Physician Groups, and, thus, is the Physician’s primary beneficiary, the Company considered whether it has i) the power to direct the activities of Physician Groups that most significantly impact its economic performance and ii) the obligation to absorb losses of the Physician Groups that could potentially be significant to it or the right to receive benefits from Physician Groups that could potentially be significant to it. The Company concluded that the shareholders and employees of the Physician Groups are structured in a way that neither shareholders, employees nor their designees have the individual power to direct the activities of the Physician Groups that most significantly impact its economic performance. Under the ASA, OSH MSO is responsible for providing management and administrative services related to the growth of the patient population of the Physician Groups, the management of that population’s healthcare needs and the provision of required healthcare services to those patients. The Company has concluded that the success or failure of OSH MSO in conducting these activities will most significantly impact the economic performance of the Physician Groups. In addition, the Company’s variable interests in the Physician Groups provide the Company with the right to receive benefits that could potentially be significant to it. The single member of the Physician Groups is a member and employee of the Company. As a result of this analysis, the Company concluded that it is the primary beneficiary of the Physician Groups and therefore consolidates the balance sheets, results of operations and cash flows of the Physician Groups. The Company performs a qualitative assessment of the Physician Groups on an ongoing basis to determine if it continues to be the primary beneficiary.

The table below illustrates the VIE assets and liabilities and performance for the Physician Groups:

	December 31, 2020	December 31, 2019
Total assets	$286,148	$252,629
Total liabilities	332,060	230,527

	For the Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018
Total revenues	$865,271	$549,046	$317,938
Medical claims expense	615,925	383,437	226,724
Cost of care	63,804	41,092	25,950
Total operating expenses	$679,729	$424,529	$252,674

Physician Group revenues consist of amounts recognized for services provided to patients and includes capitated revenue and a portion of the Company’s other patient service revenue and excludes certain care management services. All capitation arrangements are executed at the Physician Group level.

Operating expenses consist primarily of medical claims expense, a majority of which are third-party medical claims expenses and administrative health plan fees and exclude fees to perform payor delegated activities and provider excess insurance costs. Cost of care, excluding depreciation and amortization primarily include provider salaries and benefits and other clinical operating costs which are reported in cost of care, excluding depreciation and amortization in the consolidated statements of operations. These amounts do not include intercompany revenues and costs, principally management fees between OSH MSO and the Physician Groups, which are eliminated in consolidation.

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

Humana

In September 2018, the Company signed an agreement issuing 850,629 of a new class of investor units (Investor Units III-D) to Humana in exchange for $50,000. The balance related to Humana represented $55,084 of the redeemable investor units’ balance at December 31, 2019, which included accumulated preferred dividends in addition to Humana’s invested capital.

Revenues

The Company also has capitated managed care contracts with Humana. Total capitated revenue related to the Humana payor contracts were $385,744, $307,867, and $201,364 for the years ended December 31, 2020, 2019 and 2018, respectively. Capitated receivables from Humana represented $65,731 and $49,647 of the capitated accounts receivable balance at December 31, 2020 and 2019, respectively. Within the Company’s other patient services revenue, revenues from Humana include both fee-for-service revenue and care coordination revenue. The Company had recognized $403, $620, and $764 in other patient service revenue for the years ended December 31, 2020, 2019 and 2018, respectively, related to the fee-for-service revenues. The Company had recognized $3,211, $2,373 and $2,313 in other patient service revenue for the years ended December 31, 2020, 2019 and 2018, respectively related to the Care Coordination arrangements. There were 23 Humana alliance centers opened in 2020. Receivables from Humana represented $38 and $66 of the other patient services receivable balances at December 31, 2020 and 2019, respectively, which were all related to fee-for-service arrangements. The unearned portion of the Care Coordination payments was recorded as contract liabilities in both the short term and long-term other liabilities accounts. The liability related to Humana Care Coordination payments represented $3,956 and $2,540 of other current liabilities and $12,679 and $4,705 of other long-term liabilities’ balances at December 31, 2020 and 2019, respectively.

Expenses

Total medical claims expenses related to the Humana payor contracts were $254,867, $211,577, and $149,416 in the years ended December 31, 2020, 2019 and 2018, respectively. Unpaid claims related to Humana capitated contracts represented $78,485 and $58,916 of the liability for unpaid claims balances at December 31, 2020 and 2019, respectively.

The Humana alliance provision contains an arrangement for a license fee that is payable by the Company to Humana for the Company’s provision of health care services in certain centers owned or leased by Humana. The license fee is a reimbursement to Humana for its costs of owning or leasing and maintaining the centers, including rental payments, center maintenance or repair expenses, equipment expenses, special assessments, cost of upgrades, taxes, leasehold improvements and other expenses identified by Humana. The total license fees paid to Humana for the years ended December 31, 2020, 2019 and 2018 were $2,684, $2,100 and $906, respectively, and are included in cost of care, excluding depreciation and amortization in the consolidated statements of operations. The liability for the Humana license fee represented $620 and $2,753 of other current liabilities and $7,371 and $0 of other long-term liabilities’ balances at December 31, 2020 and 2019, respectively.

The Company has entered into certain lease arrangements with Humana, which accounted for approximately $2,931, $1,549 and $1,125 of the total operating lease rental payments within the cost of care, excluding depreciation and amortization in the consolidated statements of operations for the years December 31, 2020, 2019 and 2018, respectively. The deferred rent liability related to Humana leases represented $833 and $1,034 at December 31, 2020 and 2019, respectively.

Blue Cross Blue Shield of Rhode Island

Blue Cross Blue Shield of Rhode Island (“BCBSRI”) owns 49.9% of our joint venture, OSH-RI, LLC, and one of our Board members served as president and CEO of BCBSRI through the year ended December 31, 2020. BCBSRI contributed $5,943 and $3,493 to the joint venture for the years ended December 31, 2020 and 2018, respectively. Total capitated revenue associated with the BCBSRI payor contract were $11,252, $1,280, and $0 for the years ended December 31, 2020, 2019 and 2018, respectively. Capitated receivables from BCBSRI represented $10,006 and $693 of the capitated accounts receivable balance at December 31, 2020 and 2019, respectively.

Total medical claims expenses related to the BCBSRI payor contract were $10,629, $1,088, and $0 for the years ended December 31, 2020, 2019 and 2018, respectively. Unpaid claims related to these capitated contracts represented $11,129 and $1,088 of the liability for unpaid claims balances at December 31, 2020 and 2019, respectively.

Zing Health

One of our Board members is an employee of Newlight Partners LP, which is one of our Lead Sponsors, and has a direct interest in Zing Health. The Company entered into a capitated contract with Zing Health during the year ended December 31, 2020.  Total capitated revenue associated with the Zing Health payor contract was $2,154 for the year ended December 31, 2020. Capitated receivables from Zing Health represented $185 of the capitated accounts receivable balance at December 31, 2020.

Total medical claims expenses related to the Zing Health payor contract was $1,732 for the year ended December 31, 2020. Unpaid claims related to these capitated contracts represented $725 of the liability for unpaid claims balances at December 31, 2020.

NOTE 19. SEGMENT FINANCIAL INFORMATION

The Company’s chief operating decision makers (“CODMs”) regularly review financial operating results on a consolidated basis for purposes of allocating resources and evaluating financial performance. The Company also identified its operating segments based on the responsibility of its chief operating decision makers and where we operate. We concluded and report a single operating segment, which is to care for its patients’ needs. Although the Company derives its revenues from several different geographic regions, the Company neither allocates resources based on the operating results from the individual regions, nor manages each individual region as a separate business unit. The Company’s CODMs manage the operations on a consolidated basis to make decisions about overall corporate resource allocation and to assess overall corporate profitability. For the periods presented, all of the Company’s long-lived assets were located in the United States, and all revenues were earned in the United States.

NOTE 20. NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per common share:

Year Ended
December 31, 2020
Numerator:
Net loss attributable to common stockholders	$(215,210)
Less: Undeclared and deemed dividends attributable to unitholders prior to restructuring as part of the IPO	(27,220)
Less: Net loss attributable to OSH LLC prior to restructuring as part of the IPO	(67,466)
Net loss attributable to OSH Inc.	$(120,524)
Denominator:
Weighted average common stock outstanding - basic and diluted	218,825,324
Net loss per share – basic and diluted	$(0.55)

The Company’s potentially dilutive securities, which included stock options, unvested RSUs and unvested RSAs, have been excluded from the computation of diluted net loss per share as the effect would reduce the net loss per share. Therefore, the weighted average number of common shares/units outstanding used to calculate both basic and diluted net loss per share was the same. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share for the periods indicated:

December 31, 2020
Stock options	14,958,969
RSUs	216,804
RSAs	21,599,118
36,774,891

NOTE 21. QUARTERLY FINANCIAL INFORMATION (unaudited)

	Quarter Ended
	12/31/2020	9/30/2020	6/30/2020	3/31/2020	12/31/2019	9/30/2019	6/30/2019	3/31/2019
Revenues:
Capitated revenue	$234,899	211,789	207,997	196,590	168,453	133,073	123,054	115,329
Other patient service revenue	13,803	6,107	6,385	5,195	5,147	6,067	3,434	2,047
Total revenues	248,702	217,896	214,382	201,785	173,600	139,140	126,488	117,376

Operating expenses:
Medical claims expense	175,536	154,564	155,460	132,285	126,376	98,003	84,345	77,274
Cost of care, excluding depreciation and amortization	61,025	43,190	39,526	43,769	44,783	36,997	31,429	27,644
Sales and marketing	26,764	15,474	10,102	11,871	14,259	12,002	11,253	8,675
Corporate, general and administrative expenses	72,942	57,136	31,038	24,379	29,965	21,671	16,045	11,911
Depreciation and amortization	3,166	2,881	2,674	2,505	2,215	2,053	1,856	1,724
Total operating expenses	339,433	273,245	238,799	214,809	217,598	170,726	144,928	127,228

Loss from operations	(90,731)	(55,349)	(24,417)	(13,024)	(43,998)	(31,586)	(18,440)	(9,852)

Other income/(expense)
Interest expense, net	24	(3,862)	(2,448)	(2,426)	(1,962)	(1,813)	(1,867)	(9)
Other	4	35	22	95	25	(25)	22	62
Total other income/(expense)	28	(3,827)	(2,426)	(2,331)	(1,937)	(1,838)	(1,845)	53
Net loss	$(90,703)	(59,176)	(26,844)	(15,355)	(45,935)	(33,424)	(20,285)	(9,799)

Net loss/(income) attributable to noncontrolling interests	3,589	64	79	355	1,429	224	124	(196)
Net loss attributable to the Company	$(87,114)	(59,111)	(26,765)	(15,000)	(44,506)	(33,200)	(20,161)	(9,995)
Net loss per share – basic and diluted[4]	$(0.40)	(0.15)	N/A	N/A	N/A	N/A	N/A	N/A

NOTE 22. SUBSEQUENT EVENTS

On January 22, 2021, the Company entered into an agreement to purchase a primary care center, which constitues a business, located in Memphis, Tennessee for a base purchase price of $1,800.

As discussed in Note 1, the HHS distributed grants to healthcare providers to offset the impacts of COVID-19 related expenses and lost revenues, or provider relief funds. Grants received are subject to the terms and conditions of the program, including that such funds may only be used to prevent, prepare for, and respond to COVID-19 and will reimburse only for health care related expenses, general and administrative expenses or lost revenues that are attributable to COVID-19 as defined by HHS. In March 2021, the Company received an additional $2,605 of provider relief funds from the HHS related to the CARES Act.

[4]	Basic and diluted earnings per share of common stock is applicable only for periods after the Company's IPO (See Note 2).