Form 10-Q
period 2021-03-31
Oak Street Health, Inc.
filed 2021-05-10
CIK 1564406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes  ☐    No  ☒

As of May 4, 2021, the registrant had 240,790,848 shares of common stock, $0.001 par value per share, outstanding.

PART I.	FINANCIAL INFORMATION	5

Item 1.	Financial Statements	5

	Consolidated Balance Sheets as of March 31, 2021 (unaudited) and December 31, 2020	6

	Consolidated Statements of Operations for the Three-Months Ended March 31, 2021 and 2020 (unaudited)	8

	Consolidated Statements of Changes in Redeemable Investor Units and Stockholders’ Equity/Members’ (Deficit) for the Three-Months Ended March 31, 2021 and 2020 (unaudited)	9

	Consolidated Statements of Cash Flows for the Three-Months Ended March 31, 2021 and 2020 (unaudited)	10

	Notes to Consolidated Financial Statements	11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	41

Item 4.	Controls and Procedures	41

PART II.	OTHER INFORMATION	42

Item 1.	Legal Proceedings	42

Item 1A.	Risk Factors	42

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	44

Item 3.	Defaults upon Senior Securities	44

Item 4.	Mine Safety Disclosures	44

Item 5.	Other Information	44

Item 6.	Exhibits	45

FORWARD-LOOKING STATEMENTS

Throughout this Quarterly Report on Form 10-Q, we make “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements describe future expectations, plans, results or strategies and can often be identified by the use of terminology such as “may,” “will,” “estimate,” “intend,” “plan,” “continue,” “believe,” “expect,” “anticipate,” “target,” “should,” “could,” “potential,” “opportunity,” “goal” or similar terminology. The forward-looking statements contained in this Quarterly Report on Form 10-Q are generally set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” but may be found in other sections as well. These statements are based upon management’s current expectations, assumptions and estimates and are not guarantees of timing, future results or performance. Therefore, you should not rely on any of these forward-looking statements as predictions of future events. Actual results may differ materially from those contemplated in these statements due to a variety of risks and uncertainties and other factors, including, among other things:

•	our history of net losses and our ability to achieve or maintain profitability in an environment of increasing expenses;
•

the impact of the Coronavirus disease 2019 (“COVID-19”) pandemic or any other pandemic, epidemic or outbreak of an infectious disease in the United States or worldwide on our business, financial condition and results of operations;

•	the effect of our relatively limited operating history on investors’ ability to evaluate our current business and future prospects;
•	the viability of our growth strategy and our ability to realize expected results;
•	our ability to attract new patients;
•	the dependence of our revenues and operations on a limited number of key payors;
•	the risk of termination or non-renewal of the Medicare Advantage contracts held by the health plans with which we contract, or the termination or non-renewal of our contracts with those plans;
•	the impact on our business from changes in the payor mix of our patients and potential decreases in our reimbursement rates;
•	our ability to manage our growth effectively, execute our business plan, maintain high levels of service and patient satisfaction and adequately address competitive challenges;
•	our ability to compete in the healthcare industry;
•	our ability to timely enroll new physicians and other providers in governmental healthcare programs before we can receive reimbursement for their services;
•	the impact on our business of reductions in Medicare reimbursement rates or changes in the rules governing the Medicare program;
•	our dependence on reimbursements by third-party payors and payments by individuals;
•	our assumption under most of our agreements with health plans of some or all of the risk that the cost of providing services will exceed our compensation;
•	the impact on our business of renegotiation, non-renewal or termination of capitation agreements with health plans;
•	risks associated with estimating the amount of revenues and refund liabilities that we recognize under our risk agreements with health plans;
•	the impact on our business of security breaches, loss of data or other disruptions causing the compromise of sensitive information or preventing us from accessing critical information;
•	our ability to develop and maintain proper and effective internal control over financial reporting;
•	the impact on our business of disruptions in our disaster recovery systems or management continuity planning;
•	the potential adverse impact of legal proceedings and litigation;
•	the impact of reductions in the quality ratings of the health plans we serve;
•	the risk of our agreements with the physician equity holder of our practices being deemed invalid;
•	our ability to maintain and enhance our reputation and brand recognition;

•	our ability to effectively invest in, implement improvements to and properly maintain the uninterrupted operation and data integrity of our information technology and other business systems;
•	our ability to obtain, maintain and enforce intellectual property protection for our technology;
•	the potential adverse impact of claims by third parties that we are infringing on or otherwise violating their intellectual property rights;
•	our ability to protect the confidentiality of our trade secrets, know-how and other internally developed information;
•	the impact of any restrictions on our use of or ability to license data or our failure to license data and integrate third-party technologies;
•	risks associated with our use of “open-source” software;
•	our dependence on our senior management team and other key employees;
•	the concentration of our primary care centers in Illinois, Michigan, Pennsylvania, Ohio, Texas and Indiana;
•	the impact on our business of an economic downturn;
•	our ability to attract and retain highly qualified personnel;
•	our management team’s limited experience managing a public company;
•	the impact on our business of the termination of our leases, increases in rent or inability to renew or extend leases;
•	the impact of failures by our suppliers, material price increases on supplies, lack of reimbursement for drugs we purchase or limitations on our ability to access new technology or products;
•	our ability to maintain our corporate culture;
•	the impact of competition for physicians and nurses, shortages of qualified personnel and related increases in our labor costs;
•	our ability to attract and retain the services of key primary care physicians;
•	the risk that our submissions to health plans may contain inaccurate or unsupportable information regarding risk adjustment scores of members;
•	our ability to accurately estimate incurred but not reported medical expense;
•	the impact of negative publicity regarding the managed healthcare industry;
•	the impact of state and federal efforts to reduce Medicaid spending;
•	the impact on our centers of adverse weather conditions and other factors beyond our control;
•	factors related to our recent issuance of Convertible Senior Notes (as defined later within this Quarterly Report on Form-10-Q); and
•	other factors disclosed in the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q and in similar sections in our other filings with the Securities and Exchange Commission (“SEC”).

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

OAK STREET HEALTH, INC.

CONSOLIDATED FINANCIAL STATEMENTS

For the quarterly period ended March 31, 2021

OAK STREET HEALTH, INC.

CONSOLIDATED BALANCE SHEETS

($ in millions, except shares/units and per share data)

	March 31, 2021 (unaudited)	December 31, 2020
Assets
Current assets:
Cash	$1,146.4	$409.3
Restricted cash	10.4	10.4
Other patient service receivables, net (Humana comprised $0.1 and $0.0 as of March 31, 2021 and December 31, 2020, respectively)	1.1	7.6
Capitated accounts receivable (Humana comprised $87.2 and $65.7 as of March 31, 2021 and December 31, 2020, respectively)	293.6	248.9
Prepaid expenses	6.0	6.8
Other current assets	5.1	4.2
Total current assets	1,462.6	687.2

Long-term assets:
Property and equipment, net	84.1	78.8
Security deposits	1.4	1.3
Operating lease right-of-use assets (Humana comprised $40.6 and $0.0 as of March 31, 2021 and December 31, 2020, respectively)	112.6	-
Goodwill	11.4	9.6
Intangible assets, net	2.9	3.0
Other long-term assets	1.0	1.1

Total assets	$1,676.0	$781.0

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$11.5	$8.8
Accrued compensation and benefits	39.2	32.0
Liability for unpaid claims (Humana comprised $78.8 and $78.5 as of March 31, 2021 and December 31, 2020, respectively)	274.6	262.1
Other liabilities (Humana comprised $10.8 and $4.6 as of March 31, 2021 and December 31, 2020, respectively)	30.3	12.6
Total current liabilities	355.6	315.5

Long-term liabilities:
Long-term operating lease liabilities (Humana comprised $37.8 and $0.0 as of March 31, 2021 and December 31, 2020, respectively)	118.3	-
Deferred rent expense (Humana comprised $0.0 and $0.8 as of March 31, 2021 and December 31, 2020, respectively)	-	13.5
Other long-term liabilities (Humana comprised $22.5 and $20.1 as of March 31, 2021 and December 31, 2020, respectively)	26.0	28.8
Long-term debt	898.1	-

Total liabilities	1,398.0	357.8
Commitments and contingencies (See Notes 7 & 14)

Stockholders' equity:
Preferred Stock, par value $0.001; 50,000,000 shares authorized as of March 31, 2021 and December 31, 2020; no shares issued and outstanding as of March 31, 2021 and December 31, 2020	-	-

	March 31, 2021 (unaudited)	December 31, 2020
Common stock, par value $0.001; 500,000,000 shares authorized as of March 31, 2021 and December 31, 2020; 240,784,438 and 240,756,714 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	0.2	0.2
Additional paid-in capital (Humana comprised $50.0 and $50.0 as of March 31, 2021 and December 31, 2020, respectively)	891.7	971.8
Accumulated deficit	(619.2)	(555.8)
Total stockholders' equity allocated to Oak Street Health, Inc.	272.7	416.2
Non-controlling interests	5.3	7.0
Total stockholders' equity	278.0	423.2

Total liabilities and stockholders' equity	$1,676.0	$781.0

The accompanying notes are an integral part of these consolidated financial statements.

OAK STREET HEALTH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

($ in millions, except shares/units and per share data)

	Three-Months Ended
	March 31, 2021	March 31, 2020
Revenues:
Capitated revenue (Humana comprised $121.4 and $96.5 for the three-months ended March 31, 2021 and 2020, respectively)	$291.2	$196.6
Other patient service revenue (Humana comprised $1.2 and $0.8 for the three-months ended March 31, 2021 and 2020, respectively)	5.5	5.2
Total revenues	296.7	201.8

Operating expenses:
Medical claims expense (Humana comprised $73.0 and $59.8 for the three-months ended March 31, 2021 and 2020, respectively)	199.7	132.3
Cost of care, excluding depreciation and amortization (Humana comprised $2.0 and $1.2 for the three-months ended March 31, 2021 and 2020, respectively)	60.3	43.8
Sales and marketing	24.1	11.9
Corporate, general and administrative expenses	73.1	24.3
Depreciation and amortization	3.3	2.5
Total operating expenses	360.5	214.8

Loss from operations	(63.8)	(13.0)

Other (expense)/ income:
Interest expense, net	(0.2)	(2.5)
Other	-	0.1
Total other (expense)/ income, net	(0.2)	(2.4)
Net loss	(64.0)	(15.4)

Net loss attributable to non-controlling interests	0.6	0.4
Net loss attributable to the Oak Street Health, Inc.	$(63.4)	$(15.0)

Undeclared and deemed dividends	$-	$(9.6)
Net loss attributable to common stock/unitholders	(63.4)	(24.6)
Weighted average common stock outstanding - basic and diluted[1]	220,736,845	N/A
Net loss per share – basic and diluted	$(0.29)	N/A

[1]	Basic and diluted loss per share of common stock is applicable only for periods after the Company's IPO that was completed on August 10, 2020.

The accompanying notes are an integral part of these consolidated financial statements.

OAK STREET HEALTH, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN

REDEEMABLE INVESTOR UNITS AND STOCKHOLDERS’ EQUITY/MEMBERS’ (DEFICIT)

(Unaudited)

($ in millions, except shares/units and per share data)

	Three-Months Ended
	Redeemable Investor Units		Members’ Capital		Common Stock
	Shares Issued	Amount	Shares Issued	Amount	Shares Issued	Amount	Additional Paid-In Capital	Accumulated Deficit	Non-Controlling Interest	Total Equity/Deficit
Balances December 31, 2019	11,000,619	$320.6	2,530,864	$4.2	-	$-	$-	$(354.4)	$5.3	$(344.9)
Issuance of series I, II and III investor units	1,471,623	224.4	-	-	-	-	-	-	-	-
Issuance of common units	-	-	265,500	-	-	-	-	-	-	-
Repurchases – profits interests	-	-	(5,531)	-	-	-	-	-	-	-
Forfeitures – profits interests	-	-	(438)	-	-	-	-	-	-	-
Unit-based compensation expense	-	-	-	1.8	-	-	-	-	-	1.8
Net loss	-	-	-	-	-	-	-	(15.0)	(0.4)	(15.4)
Balances March 31, 2020	12,472,242	$545.0	2,790,395	$6.0	-	$-	$-	$(369.4)	$4.9	$(358.5)

	Three-Months Ended
	Common Stock
	Shares Issued	Amount	Additional Paid-In Capital	Accumulated Deficit	Non-controlling Interest	Total Equity/Deficit
Balances December 31, 2020	240,756,714	$0.2	$971.8	$(555.8)	$7.0	$423.2
Purchase of capped calls	-	-	(123.6)	-	-	(123.6)
Issuance of common stock upon vesting of restricted stock units	17,864	-	-	-	-	-
Issuance of common stock upon exercise of options	53,307	-	1.2	-	-	1.2
Forfeitures	(43,447)	-	(0.1)	-	-	(0.1)
Stock compensation expense	-	-	42.4	-	-	42.4
Payments to non-controlling interest	-	-	-	-	(1.1)	(1.1)
Net loss	-	-	-	(63.4)	(0.6)	(64.0)
Balances March 31, 2021	240,784,438	$0.2	$891.7	$(619.2)	$5.3	$278.0

The accompanying notes are an integral part of these consolidated financial statements.

OAK STREET HEALTH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

($ in millions)

	Three-Months Ended
	March 31, 2021	March 31, 2020
Cash flows from operating activities:
Net loss	$(64.0)	$(15.4)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on debt and related issuance costs	0.2	0.4
Depreciation and amortization	3.3	2.5
Non-cash operating lease costs	3.5	-
Stock and unit-based compensation, net of forfeitures	42.3	1.8
Change in fair value of bifurcated derivative	-	(0.1)
Change in operating assets and liabilities, net of impact of acquisitions:
Accounts receivable	(38.2)	(58.3)
Prepaid expenses and other current assets	(1.0)	3.7
Security deposits and other long-term assets	0.1	0.1
Accounts payable	1.7	(0.3)
Accrued compensation and benefits	7.2	(13.0)
Liability for unpaid claims	12.5	41.0
Operating lease liabilities	(3.0)	-
Other current liabilities	4.3	0.2
Other long-term liabilities	2.3	0.4
Other	-	0.1
Net cash used in operating activities	(28.8)	(36.9)

Cash flows from investing activities:
Purchase of business	(1.0)	-
Purchases of property and equipment	(7.8)	(3.4)
Net cash used in investing activities	(8.8)	(3.4)

Cash flows from financing activities:
Proceeds from borrowings on convertible senior notes, net	898.2	-
Purchase of capped calls	(123.6)	-
Proceeds from issuance of redeemable investor units	-	224.4
Capital distributions to non-controlling interests	(1.1)	-
Proceeds from exercise of options	1.2	-
Net cash provided by financing activities	774.7	224.4

Net change in cash, cash equivalents and restricted cash	737.1	184.1
Cash, cash equivalents and restricted cash, beginning of period	419.7	42.3
Cash, cash equivalents and restricted cash, end of period	$1,156.8	$226.4
Supplemental disclosures
Cash paid for interest	-	2.0
Unpaid debt offering costs in accounts payable and accrued liabilities	0.3	-
Additions to construction in process funded through accounts payable	0.6	0.1

The accompanying notes are an integral part of these consolidated financial statements.

OAK STREET HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. ORGANIZATION AND NATURE OF BUSINESS

Description of Business

Oak Street Health, Inc. (collectively with its consolidated subsidiaries is referred to as “Oak Street Health,” “OSH,” “we,” “us,” “our,” or the “Company”) was formed as a Delaware corporation on October 22, 2019 for the purpose of completing a public offering and related reorganization transactions (collectively referred to as the “IPO”) in order to carry on the business of Oak Street Health, LLC (“OSH LLC”) and its affiliates. As the managing member of OSH LLC, Oak Street Health, Inc. operates and controls all of the business affairs of OSH LLC and its affiliates.

The Company operates primary care centers serving Medicare beneficiaries. The Company, through its centers and management services organization, combines an innovative care model with superior patient experience. The Company invests resources into primary care to prevent unnecessary acute events and manage chronic illnesses. The Company engages Medicare eligible patients through the use of an innovative community outreach approach. Once patients are engaged, the Company integrates population health analytics, social support services and primary care into the care model to drive improved outcomes. The Company contracts with health plans to generate medical costs savings and realize a return on its investment in primary care. As of March 31, 2021, the Company operated 86 centers.

Initial Public Offering and Reorganization Transactions

On August 10, 2020, we completed our IPO in which we issued and sold 17,968,750 shares of common stock, par value $0.001 per share, at an offering price of $21.00 per share. The share amount included the exercise in full of the underwriters’ options to purchase 2,343,750 additional shares of common stock. We received net proceeds of $351.2 million, after deducting underwriting discounts and commissions of $22.6 million and deferred offering costs of $3.5 million. Deferred, direct offering costs were capitalized and recorded against proceeds from the offering and consisted of fees and expenses incurred in connection with the sale of our common stock in the IPO, including the legal, accounting, printing and other offering related costs.

In conjunction with the IPO, OSH LLC completed a series of transactions that resulted in Oak Street Health, Inc. becoming the ultimate parent company of OSH LLC and subsidiaries. Additionally, immediately prior to the closing of the IPO, unitholders of OSH LLC exchanged their membership interests for common stock in Oak Street Health, Inc. as part of the related IPO reorganization transactions. All 15,928,876 units of our then outstanding redeemable investor units (preferred stock including their respective undeclared and deemed dividends) and members’ capital (former founders’ units and incentive units/profits interests) plus 1,924 of options to purchase incentive units were converted into 200,286,312 shares of common stock of the Company and 22,612,472 shares of restricted common stock subject to service-based vesting (“RSA”) of the Company.

Basis of Presentation and Consolidation

The accompanying unaudited interim consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such regulations. These financial statements have been prepared on a basis consistent with the accounting principles applied for the fiscal year ended December 31, 2020 in the Company’s Form 10-K filed with the SEC. In the opinion of management, all adjustments (consisting of all normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-months ended March 31, 2021, including the impact of COVID-19, are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

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

The Company evaluates its ownership, contractual and other interests in entities to determine if it has any variable interest in a variable interest entity (“variable interest entities” or “VIEs”). These evaluations are complex, involve judgment and the use of estimates and assumptions based on available historical information, among other factors. The Company considers itself to control an entity if it is the majority owner of or has voting control over such entity. The Company also assesses control through means other than voting rights and determines which business entity is the primary beneficiary of the VIE. The Company consolidates VIEs when it is determined that the Company is the primary beneficiary of the VIE. Management performs ongoing reassessments of whether changes in the facts and circumstances regarding the Company’s involvement with a VIE will cause the consolidation conclusion to change. Changes in consolidation status are applied prospectively.

Upon completion of our IPO, OSH’s sole material asset is its interest in OSH LLC and its affiliates. In accordance with the master structuring agreement dated August 10, 2020, by and among OSH and the other signatories party thereto (the “Master Structuring Agreement”), we have all management powers over the business and affairs of OSH LLC and to conduct, direct and exercise full control over the activities of OSH LLC. Due to our power to control the activities most directly affecting the results of OSH LLC, we are considered the primary beneficiary of the VIE. Accordingly, following the effective date of the IPO, we consolidate the financial results of OSH LLC and its affiliates and the financial statements for the periods prior to the IPO have been adjusted to combine the previously separate entities for presentation purposes.

Oak Street Health MSO LLC (“MSO”), a wholly owned subsidiary of OSH LLC, was formed in 2013 to provide a wide range of management services to the Physician Groups (as defined below). Activities include but are not limited to operational support of the centers, marketing, information technology infrastructure and the sourcing and managing of health plan contracts. Oak Street Health Physicians Group PC, OSH-IN Physicians Group PC, OSH-MI Physicians Group PC, OSH-OH Physicians Group LLC, OSH-PA Physicians Group PC, OSH-RI Physicians Group PC, Oak Street Health of Texas, PLLC, Griffin Myers Medical PC, Oak Street Health Physicians Group of South Carolina LLC, Oak Street Health Physicians Group of Louisiana LLC and Oak Street Health Physicians Group of Mississippi LLC (collectively, the “Physician Groups”) employ healthcare providers to deliver primary care services to the Medicare covered population of Illinois, Indiana, Louisiana, Michigan, Mississippi, North Carolina, Ohio, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas and New York. These entities are consolidated as each are considered variable interest entities where the Company has a controlling financial interest (see Note 15).

In addition, Oak Street Health is the majority interest owner in three joint ventures: OSH-PCJ Joliet, LLC, OSH-RI, LLC and OSH-ESC Joint Venture, LLC, which are consolidated in the Company’s financial statements. In March 2021, distributions were made from OSH-PCJ Joliet, LLC to Oak Street Health MSO, LLC (50.1% ownership) and Primary Care Physicians of Joliet (49.9% ownership) totaling $1.1 million to each owner.

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

COVID-19

The COVID-19 pandemic did not have a material impact on our results of operations, cash flows and financial position for the three-months ended March 31, 2021. Over 98% of our total revenues are recurring, consisting of fixed monthly per-patient-per-month capitation payments we receive from Medicare Advantage plans.

On March 27, 2020, the United States President signed into law the Coronavirus Aid, Relief and Economic Securities Act (“CARES Act”) which provides economic assistance to a wide array of industries, including healthcare. Thus far, the Company has taken the following actions related to this legislation:

•

Provider Relief Funds. The U.S. Department of Health and Human Services (“HHS”) distributed grants to healthcare providers to offset the impacts of COVID-19 pandemic related expenses and lost revenues through the Public Health and Social Services Emergency Fund. Grants received are subject to the terms and conditions of the program, including that such funds may only be used to prevent, prepare for and respond to COVID-19 and will reimburse only for health care related expenses, general and administrative expenses or lost revenues that are attributable to the COVID-19 pandemic as defined by the HHS. Payments from this fund are not loans and, therefore, they are not subject to repayment. We recognize grant payments as income when there is reasonable assurance that we have complied with conditions associated with the grant. Our estimates could change materially in the future based on the government’s evolving compliance guidance. During the three-months ended March 31, 2021 and 2020, the Company received $2.6 million and $0.0 million, respectively, related to these grants and recognized $1.9 million and $0.0 million, respectively, as income to offset

COVID-19 pandemic related expenses incurred in the cost of care, excluding depreciation and amortization. The remaining HHS grants of $1.6 million have been recorded in other current liabilities as they must be utilized or given back to HHS by June 30, 2021.

•

Medicare Accelerated and Advanced Payment Program. The Centers for Medicare & Medicaid Services (“CMS”) expanded its Accelerated and Advance Payment Program which allows participants to receive expedited payments during periods of national emergencies. Under the program, we received an interest-free advancement of 100% of our Medicare payment amount for a three-month period. Repayment will begin one year from the date the payments were received and will be paid back against future fee-for-service claims.  Beginning at one year from the date the payment was issued and continuing for eleven months, payments will be recouped at a rate of 25%.  After the eleven months end, payments will be recouped at a rate of 50% for another six months, after which any remaining balance will become due. During 2020, the Company received approximately $1.5 million in CMS advance payments, which were recorded in other current liabilities and will be paid back against future fee-for-service claims.

•

Payroll Tax Deferral. Under the CARES Act, the Company elected to defer payment on its portion of Social Security taxes, on an interest free basis, incurred from March 27, 2020 to December 31, 2020. One-half of such deferral amount will become due on each of December 31, 2021 and December 31, 2022. The total deferred payroll taxes were $7.0 million, $3.5 million was classified as a short-term liability and $3.5 million was classified as a long-term liability at March 31, 2021.

•

Temporary Suspension of Medicare Sequestration. The Budget Control Act of 2011 requires a mandatory, across the board reduction in federal spending, called a sequestration. Medicare fee-for-service claims with dates of service or dates of discharge on or after April 1, 2013 incur a 2.0% reduction in Medicare payments. All Medicare rate payments and settlements have incurred this mandatory reduction and it will continue to remain in place through at least 2023, unless Congress takes further action. In response to COVID-19, the CARES Act temporarily suspended the automatic 2.0% reduction of Medicare claim reimbursements for the period of May 1, 2020 through December 31, 2021, which immaterially increased both revenues and medical expenses for the three-months ended March 31, 2021.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company described its significant accounting policies in Note 2 of the Notes to Consolidated Financial Statements for the year ended December 31, 2020 included in its Form 10-K. During the three-months ended March 31, 2021, there were no significant changes to those accounting policies, other than the adoption of ASC 842 (as defined below), Accounting Standards Update (“ASU”) 2020-06 and those policies impacted by the new accounting pronouncements adopted during the period and further described below as well as in the “Recently Adopted Accounting Pronouncements” section.

Leases

The Company leases offices, operating facilities, vehicles and IT equipment, which are accounted for as operating leases. These leases have remaining lease terms of up to 30 years, inclusive of renewal or termination options that the Company is reasonably certain to exercise. The Company determines if an arrangement is a lease at inception and evaluates the lease classification (i.e., operating lease or financing lease) at that time. Lease arrangements with an initial term of 12 months or less are considered short-term leases and are not recorded on the balance sheet. The Company recognizes lease expense for these leases on a straight-line basis over the term of the lease.

Operating leases are included in operating lease right-of-use assets, operating lease liabilities, current portion (recorded within other current liabilities) and long-term operating lease liabilities on the Company’s consolidated balance sheets. Operating lease right-of-use assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The Company has no financing leases.

The Company uses its incremental borrowing rate on the commencement date for determining the present value of lease payments. The Company considers the likelihood of exercising options to extend or terminate the lease when determining the lease term.

The Company has lease agreements with lease and non-lease components. The Company has elected the practical expedient to account for the lease and non-lease components as a single lease component for all leases.

Convertible Debt

The Company evaluates all conversion, repurchase and redemption features contained in a debt instrument to determine if there are any embedded features that require bifurcation as a derivative.  In accounting for the issuance of the 0% Convertible Senior Notes due 2026 issued in March 2021 (the “Convertible Senior Notes”), the Company recorded a long-term debt liability equal to the proceeds received from issuance, including the embedded conversion feature, net of the debt issuance and offering costs on the Company’s consolidated balance sheets. The conversion feature is not required to be accounted for separately as an embedded derivative. The Company will amortize debt issuance and offering costs over the term of the Convertible Senior Notes as interest expense utilizing the effective interest method on the Company’s consolidated statements of operations.

Capped Call Transactions

In connection with the issuance of the Convertible Senior Notes, the Company entered into capped call transactions. The capped call transactions are expected generally to reduce the potential dilution to the holders of the Company’s common stock upon any conversion of the Convertible Senior Notes. The capped call transactions are purchased call options on the issuer’s stock that settle by reference to the Company’s stock with no forced cash payment. The terms of the capped call transactions allow the purchased call options to be classified as an equity instrument and will not be subsequently remeasured as long as the conditions for equity classification continue to be met. The Company recorded the cash used to purchase the capped call transactions as a reduction to additional paid-in capital within the Company’s consolidated statements of changes in redeemable investor units and stockholders’ equity/members’ (deficit).

Net Income (Loss) Per Share

The diluted net income (loss) per share attributable to common stockholders is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period determined using the treasury stock method or the if-converted method, as appropriate. For purposes of this calculation, stock options, restricted stock units, restricted stock awards and contingently issuable shares under our Convertible Senior Notes are considered common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is anti-dilutive.

Recently Adopted Accounting Pronouncements

In 2016, the FASB issued guidance on leases, Accounting Standards Updates 2016-02, Leases (“ASU 2016-02), with amendments issued in 2018 and 2019 (collectively, “ASC 842”). ASC 842 requires lessees to recognize assets and liabilities related to lease arrangements on the balance sheet; leases are to be recorded as a lease liability (on a discounted basis) with a corresponding right-of-use (“ROU”) asset. Leases will be classified as finance or operating, with the classification affecting the pattern and classification of expense recognition over the lease term. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous GAAP. This guidance also expands the required quantitative and qualitative disclosures for leasing arrangements and gives rise to other changes impacting certain aspects of lessee and lessor accounting. The two permitted transition methods under the guidance are the modified retrospective transition approach, which requires application of the guidance for all comparative periods, and the cumulative effect adjustment approach, which requires prospective application the adoption date.

We adopted ASC 842 as of January 1, 2021 on a prospective basis, did not adjust the comparative reporting periods and applied the lessee package of practical expedients. The package of practical expedients included that the Company was not required to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. Also, as part of the adoption, the Company elected to not recognize short-term leases (those with lease terms less than a year) on the consolidated balance sheets, not separate lease and non-lease components and did not use hindsight to determine lease term. The most significant impact was the recognition of ROU assets and lease liabilities for our operating leases. The ROU assets represent the right to use an underlying asset for the lease term, and lease liabilities represent an obligation to make lease payments arising from the lease at lease commencement date. The Company’s operating leases resulted in the recognition of additional assets and the corresponding liabilities on its consolidated balance sheets, however it did not have a material impact on the consolidated statements of operations or cash flows for the three- months ended March 31, 2021. The Company recognized ROU assets and lease liabilities for operating leases of $108.1 million and $126.8 million, respectively, upon adoption as of January 1, 2021. The difference between the lease liability and right-of-use asset mainly related to the reversal of existing deferred rent balances.

The Company utilized a comprehensive approach to assess the impact of this guidance on the consolidated financial statements and related disclosures, including the increase in assets and liabilities on the consolidated balance sheets and the impact on the current lease portfolio.

See Note 7 in this Quarterly Report for our lease accounting policy and the quarterly impact of our adoption of ASC 842.

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06 Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity. Among other changes, ASU 2020-06 removes the liability and equity separation model for convertible instruments with a cash conversion feature, and as a result, after adoption, entities will no longer separately present in equity an embedded conversion feature for such debt. Similarly, the embedded conversion feature will no longer be amortized into income as interest expense over the life of the instrument. Instead, entities will account for a convertible debt instrument wholly as debt unless (1) a convertible instrument contains features that require bifurcation as a derivative under ASC Topic 815, Derivatives and Hedging, or (2) a convertible debt instrument was issued at a substantial premium. Additionally, ASU 2020-06 requires the application of the if-converted method to calculate the impact of convertible instruments on diluted earnings per share and updates the disclosure requirements in ASC 470-20, making them easier to understand for financial statement preparers and improving the decision-usefulness and relevance of the information for financial statement users. This ASU was early adopted on January 1, 2021 and applied to the Company’s 0% Convertible Senior Notes due 2026 issued in March 2021 (Refer to Note 10, Convertible Senior Notes, for further information regarding the Company’s Convertible Senior Notes). The Company had no other debt arrangements to apply this guidance to.

  In December 2019, the FASB issued ASU 2019-12, “Income Taxes Topic 740-Simplifying the Accounting for Income Taxes” (“ASU 2019-12”), which intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application of ASC 740. This guidance is effective for fiscal years beginning after December 15, 2020, including interim periods therein. The Company adopted the new guidance on January 1, 2021, noting no impact on its consolidated financial statements and related disclosures.

In January 2020, the FASB issued ASU 2020-01, Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)—Clarifying the Interactions between Topic 321, Topic 323, and Topic 815 (“ASU 2020-01”). ASU 2020-01 clarifies the interaction of the accounting for equity securities under Topic 321 and investments accounted for under the equity method of accounting in Topic 323 and the accounting for certain forward contracts and purchased options accounted for under Topic 815. The Company adopted the new guidance on January 1, 2021, noting no impact on its consolidated financial statements and related disclosures.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 introduces a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. The guidance is effective for us beginning January 1, 2023. The new current expected credit losses (“CECL”) model generally calls for the immediate recognition of all expected credit losses and applies to loans, accounts and trade receivables as well as other financial assets measured at amortized cost, loan commitments and off-balance sheet credit exposures, debt securities and other financial assets measured at fair value through other comprehensive income, and beneficial interests in securitized financial assets. The new guidance replaces the current incurred loss model for measuring expected credit losses, requires expected losses on available for sale debt securities to be recognized through an allowance for credit losses rather than as reductions in the amortized cost of the securities, and provides for additional disclosure requirements. The Company is currently evaluating the impact the adoption of ASU 2016-13 will have on its consolidated financial statements.

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

Our revenues are based upon the estimated PPPM amounts we expect to be entitled to receive from Medicare Advantage managed care payors. The PPPM rates are determined as a percent of the premium the Medicare Advantage plan receives from CMS for our at-risk members. Those premiums are determined via a competitive bidding process with CMS and are based upon the cost of care in a local market and the average utilization of services by the patients enrolled. Medicare pays capitation using a “risk adjustment model,” which compensates providers based on the health status (acuity) of each individual patient. Payors with higher acuity patients receive more, and those with lower acuity patients receive less. Under the risk adjustment model, capitation is paid on an interim basis based on enrollee data submitted for the preceding year and is adjusted in subsequent periods after the final data is compiled. As premiums are adjusted via this risk adjustment model, our PPPM payments will change in unison with how our payor partners’ premiums change with CMS. The Company determined the transaction price for these contracts is variable as it primarily includes PPPM fees which can fluctuate throughout the contract based on the acuity of each individual enrollee. Our capitated accounts receivable includes $32.2 million and $23.5 million as of March 31, 2021 and 2020, respectively, for acuity-related adjustments that are estimated to be received in subsequent periods. In certain contracts, PPPM fees also include adjustments for items such as performance incentives or penalties based on the achievement of certain clinical quality metrics as contracted with payors. There were no PPPM adjustments related to performance incentives/penalties for quality-related metrics for the three-months ended March 31, 2021 and 2020. The capitated revenues are recognized based on the estimated PPPM transaction price to transfer the service for a distinct increment of the series (i.e. month) and is recognized net of projected acuity adjustments and performance incentives/penalties because the Company is able to reasonably estimate the ultimate PPPM payment of these contracts. We recognize revenue in the month in which eligible members are entitled to receive healthcare benefits during the contract term. Subsequent changes in PPPM fees and the amount of revenue to be recognized by the Company are reflected through subsequent period adjustments to properly recognize the ultimate capitation amount and do not result in a significant reversal of revenue when the uncertainty is resolved in subsequent periods. As the period between the time of service and time of payment is typically one year or less, the Company elected the practical expedient under ASC 606-10-32-18 and did not adjust for the effects of a significant financing component.

Certain third-party payor contracts include a Medicare Part D payment related to pharmacy claims, which is subject to risk sharing through accepted risk corridor provisions. Under certain agreements the fund risk allocation is established where the Company, as the contracted provider, receives only a portion of the risk and the associated surplus or deficit. The Company estimates and recognizes an adjustment to Part D capitated revenues related to these risk corridor provisions, based upon pharmacy claims experience to date, as if the annual risk contract were to terminate at the end of the reporting period. Medicare Part D comprised 2% of capitated revenues for the three-months ended March 31, 2021 and 2020, and 3% and 4% of medical claims expense for the three-months ended March 31, 2021 and 2020, respectively.

The Company had agreements in place with the payors listed below and payor sources of capitated revenue for each period presented were as follows:

	For the Three-Months Ended
	March 31, 2021	March 31, 2020
Humana	42%	49%
Wellcare/Meridian	18%	14%
Cigna-HealthSpring	10%	11%
Other	30%	26%

Other Patient Service Revenue

Other patient service revenue is comprised of ancillary fees earned under contracts with certain managed care organizations for the provision of certain care coordination services and care management services and is also comprised of fee-for-service revenue. The composition of other patient service revenue for each period was as follows ($ in millions):

	For the Three-Months Ended
	March 31, 2021	March 31, 2020
Care coordination and care management	$3.9	$4.1
Fee for service	1.6	1.1
Total other patient service revenue	$5.5	$5.2

The Company has entered into multi-year agreements with Humana and its affiliates to provide services at certain centers to members covered by Humana. The agreements contain an administrative payment from Humana in exchange for the Company providing certain care coordination services during the term of the contract (“Care Coordination Payment”). The Care Coordination Payments are recognized in other patient service revenue ratably over the length of the terms stated in the contracts and are refundable to Humana on a pro-rata basis if the Company ceases to provide services at the centers within the length of the term specified in the contracts. We have identified a single performance obligation to stand ready to provide care coordination services to patients, which constitutes a series of distinct service increments. As of March 31, 2021 and December 31, 2020, the Company’s contract liabilities related to these payments totaled $18.2 million and $16.6 million, respectively. The short-term portion is recorded in other liabilities and the long-term portion is included in other long-term liabilities in the accompanying consolidated balance sheets.

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

	For the Three-Months Ended
	March 31, 2021	March 31, 2020
Medicare	38%	46%
Humana	11%	8%
Other	51%	46%

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

The Company has a financial assistance policy in which patients will be assessed for financial hardship and other criteria that are used to make a good-faith determination of financial need, in which case the Company will waive or reduce a Medicare beneficiary’s obligation to pay copay, coinsurance or deductible amounts owed for the provision of medical services. The majority of our fee-for-service patients qualify for financial assistance. The total amount of patient revenues that were waived per the Company’s financial assistance policy were $1.2 million and $1.5 million for the three-months ended March 31, 2021 and 2020, respectively. The Company’s cost to provide care in regard to the services for which the patient’s financial obligation was waived was estimated to be $3.5 million and $2.5 million for the three-months ended March 31, 2021 and 2020, respectively using a cost-to-charge ratio estimate. The Company invests heavily in primary care to prevent unnecessary acute events and manage chronic illnesses, and the cost incurred exceeds the amount that the Company would have realized under fee-for-service payment arrangements. The Company is willing to accept this deficit as many fee-for-service patients become Medicare Advantage patients under capitated arrangements.

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

The Company's Convertible Senior Notes are classified within Level 2 of the fair value hierarchy as the valuation inputs are based on quoted prices in an inactive market on the last day in the reporting period. As of March 31, 2021, the fair value of the Convertible Senior Notes was $918.3 million compared to their carrying value of $898.1 million, which is net of unamortized debt issuance and offering costs.

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of March 31, 2021 and December 31, 2020 ($ in millions):

	March 31, 2021	December 31, 2020
Leasehold improvements	$67.5	$63.6
Furniture and fixtures	5.1	4.9
Computer equipment	20.6	17.8
Internal use software	7.7	6.1
Office equipment	9.9	9.7
Construction in process	4.0	4.2
Total, at cost	114.8	106.3
Less accumulated depreciation	(30.7)	(27.5)
Property and equipment, net	$84.1	$78.8

The Company recorded depreciation expense of $3.2 million and $2.4 million for the three-months ended March 31, 2021 and 2020, respectively.

The Company expensed $0.3 million and $0.1 million of capitalized development costs for the three-months ended March 31, 2021 and 2020, respectively. Capitalized external software costs include the actual costs to purchase software licenses from vendors. Costs incurred to maintain existing software are expensed as incurred.

NOTE 6. GOODWILL AND INTANGIBLE ASSETS

On January 22, 2021, Oak Street Health entered into an agreement to purchase the assets of a medical practice for $1.8 million base purchase price which was accounted for under the acquisition method of accounting pursuant to ASC 805.

Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $11.4 million and $9.6 million at March 31, 2021 and December 31, 2020, respectively.

Intangible assets with a finite useful life continue to be amortized over its useful lives. Net intangible assets amounted to $2.9 million and $3.0 million at March 31, 2021 and December 31, 2020, respectively. The Company recorded amortization expense of $0.1 million for the three-months ended March 31, 2021 and 2020.

NOTE 7. LEASES

ASC 842 Disclosures

The Company leases offices, operating facilities, vehicles and IT equipment, which are accounted for as operating leases. These leases have remaining lease terms of up to 30 years, inclusive of renewal or termination options that the Company is reasonably certain to exercise.

Operating lease and variable lease costs are included in cost of care, excluding depreciation and amortization and corporate, general and administrative expenses in the consolidated statements of operations. Variable lease costs are the portion of lease payments that are not fixed over the lease term. Variable lease costs include real estate payments that are adjusted periodically for inflation or other variables as well as payments for taxes, insurance, maintenance and other expenses. Also included in variable lease costs are license fees paid to Humana (see Note 16). We expense variable lease costs as incurred. The Company elected to combine lease and non-lease components as a single lease component and not include short-term leases, defined as leases with an initial term of twelve months or less, in its consolidated balance sheets. The Company’s short-term leases were immaterial. The components of lease expense for the Company’s operating leases were as follows for the three-months ended March 31, 2021 ($ in millions):

March 31, 2021
Operating lease cost	$4.5
Variable lease cost	4.9
Total lease cost	$9.4

The Company entered into operating leases that resulted in $7.6 million of right-of-use assets in exchange for operating lease obligations for the three-months ended March 31, 2021.

The weighted-average remaining lease term and discount rate for operating lease liabilities included in the consolidated balance sheets are as follows:

March 31, 2021
Weighted-average remaining lease term (in years)	10.6
Weighted-average discount rate	4.07%

The table below presents the future minimum lease payments under the noncancelable operating leases as of March 31, 2021 ($ in millions):

2021	$13.7
2022	17.7
2023	16.3
2024	14.7
2025	13.9
2026	13.7
Thereafter	75.4
Total lease payments	$165.4
Less: imputed interest	(34.0)
Total operating lease liabilities	$131.4
Reported as:
Operating lease liabilities, current (1)	13.1
Operating lease liabilities, noncurrent	118.3
Total operating lease liabilities	$131.4

(1) Included in other liabilities on the consolidated balance sheet

ASC 840 Disclosures

Prior to adoption of ASC 842, the Company accounted for its lease arrangements under ASC 840, Leases, with no ROU assets or lease liabilities being reflected on the consolidated balance sheets. Therefore, the Company recognized $4.6 million (including $0.9 million of Humana license fee expense) of rent expense for the three-months ended March 31, 2020 included in costs of care and corporate, general and administrative expenses in the consolidated statements of operations. Additionally, the Company recorded $13.5 million at December 31, 2020 of deferred rent that was classified as a long-term liability in the consolidated balance sheets.

NOTE 8. OTHER CURRENT AND LONG-TERM LIABILITIES

Accrued compensation and benefits consisted of the following as of ($ in millions):

	March 31, 2021	December 31, 2020
Accrued paid time off	$6.1	$5.0
Accrued bonus and commission	20.9	19.1
Employee stock purchase plan contributions	1.4	-
Accrued payroll and taxes	5.7	1.8
CARES Act deferred payroll taxes	3.5	3.5
Other	1.6	2.6
	$39.2	$32.0

Other current liabilities consisted of the following as of ($ in millions):

	March 31, 2021	December 31, 2020
Humana license fee	$2.7	$0.6
Operating lease liabilities	13.1	-
Contract liabilities, current	4.4	4.3
Accrual for goods or services received, not invoiced	4.5	3.6
CARES Act Medicare advances & Provider Relief Funds	3.1	2.3
Other current liabilities	2.5	1.8
	$30.3	$12.6

Other long-term liabilities consisted of the following as of ($ in millions):

	March 31, 2021	December 31, 2020
Humana license fee, net of current	$8.4	$7.3
Contract liabilities, net of current	14.1	12.8
Lease incentive obligation, net of current	-	5.1
CARES Act deferred payroll taxes	3.5	3.5
Other long-term liabilities	0.0	0.1
	$26.0	$28.8

NOTE 9. LIABILITY FOR UNPAID CLAIMS

Medical claims expense and the liability for unpaid claims include estimates of the Company’s obligations for medical care services that have been rendered by third parties on behalf of insured consumers for which the Company is contractually obligated to pay (through the Company’s full risk capitation arrangements), but for which claims have either not yet been received, processed, or paid. The Company develops estimates for medical care services incurred but not reported, which includes estimates for claims that have not been received or fully processed, using a process that is consistently applied, centrally controlled and automated. This process includes utilizing actuarial models when a sufficient amount of medical claims history is available from the third-party healthcare service providers. The actuarial models consider factors such as time from date of service to claim processing, seasonal variances in medical care consumption, health care professional contract rate changes, medical care utilization and other medical cost trends, membership volume and demographics, the introduction of new technologies, and benefit plan changes. In developing its unpaid claims liability estimates, the Company applies different estimation methods depending on which incurred claims are being estimated. For the most recent three-months, the Company estimates claim costs incurred by applying observed medical cost trend factors to the average PPPM medical costs incurred in prior months for which more complete claims data are available, supplemented by a review of near-term completion factors (actuarial estimates, based upon historical experience and analysis of current trends, of the percentage of incurred claims during a given period that have been adjudicated by the Company at the date of estimation). For the months prior to the most recent three-months, the Company applies completion factors to actual claims adjudicated-to-date to estimate the expected amount of ultimate incurred claims for those months.

The Company purchases provider excess insurance to protect against significant, catastrophic claims expenses incurred on behalf of its patients. The total amount of provider excess insurance premium was $0.9 million and $0.8 million, and total reimbursements were $0.4 million and $0.3 million for the three-months ended March 31, 2021 and 2020, respectively. The provider excess insurance premiums less reimbursements are reported in medical claims expense in the consolidated statements of operations. Provider excess recoverables due are reported in other current assets in the consolidated balance sheets. As of March 31, 2021, the Company’s provider excess insurance deductible was $0.3 million per member and covered up to a maximum of $5.0 million per member per calendar year.

Activity within liabilities for unpaid claims was as follows for the three-months ended March 31, 2021 and 2020 ($ in millions):

	March 31, 2021	March 31, 2020
Balance, beginning of period	$262.1	$170.6
Incurred health care costs:
Current year	192.3	131.4
Prior years	6.6	-
Total claims incurred	$198.9	$131.4
Claims paid:
Current year	(20.6)	(59.7)
Prior years	(165.5)	(30.5)
Total claims paid	$(186.1)	$(90.2)
Adjustments to other claims-related liabilities	(0.3)	(0.2)
Balance, end of period	$274.6	$211.6

We assess the profitability of our managed care capitation arrangement to identify contracts where current operating results or forecasts indicate probable future losses. If anticipated future variable costs exceed anticipated future revenues, a premium deficiency reserve is recognized. No premium deficiency reserves were recorded as of March 31, 2021 and December 31, 2020.

NOTE 10. LONG-TERM DEBT

Convertible Senior Notes

On March 16, 2021, the Company issued, at par value, $920.0 million aggregate principal amount of 0% Convertible Senior Notes in a private offering exempt from registration under the Securities Act of 1933, including $120.0 million in aggregate principal amount pursuant to the option we granted to the initial purchasers to purchase additional convertible senior notes, which was exercised in full in March 2021 (collectively, the “Convertible Senior Notes”). Total proceeds received by the Company from the sale of the Convertible Senior Notes, net of debt issuance and offering costs of $22.1 million, were $897.9 million. The Company used $123.6 million of the net proceeds to pay for the cost of the capped call transactions (see discussion on capped call transactions further below).

The Convertible Senior Notes are governed by an indenture (“Indenture”), dated as of March 16, 2021, between the Company and U.S. Bank National Association, as trustee. Under the Indenture, the Convertible Senior Notes are general senior, unsecured obligations of the Company and will mature on March 15, 2026, unless earlier redeemed, repurchased or converted. The Convertible Senior Notes are equal in right of payment with the Company’s future senior, unsecured indebtedness and structurally subordinated to all indebtedness and liabilities of the Company’s subsidiaries. The Convertible Senior Notes will not bear regular interest, and the principal amount of the Convertible Senior Notes will not accrete. We will pay special interest, if any, at a rate per annum not exceeding 0.50% of the principal amount of the notes outstanding as the sole remedy at our election relating to the failure to comply with our reporting requirements with the Securities and Exchange Commission and certain other obligations under the Indenture for the first 365 days after the occurrence of such an event of default.

The Convertible Senior Notes are convertible, subject to certain conditions described below, into shares of our common stock at an initial conversion rate of 12.6328 shares per $1,000 principal amount of the Convertible Senior Notes, which represents an initial conversion price of approximately $79.16 per share, subject to adjustments upon occurrence of certain events set forth in the Indenture. Certain events described in the Indenture that occur prior to the maturity date or if the Company delivers a notice of redemption may increase the conversion rate for holders who elect to convert their Convertible Senior Notes in connection with such events should they occur. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination thereof at our election. If the Company elects cash or combination settlement, the Company will pay an amount equal to the sum of the daily conversion values for each trading day in a 40 trading-day observation period. The maximum number of shares issuable should there be an increase in the conversion rate is 16,561,656 shares of the Company’s common stock.

The Convertible Senior Notes are convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding December 15, 2025, only under the following circumstances:

•

during any calendar quarter ending after June 30, 2021, if our closing stock price is greater than or equal to 130% of the conversion price on each of at least 20 trading days (whether or not consecutive) of the last 30 consecutive trading days of the immediately preceding calendar quarter;

•

during the five business day period after any 10 consecutive trading day period in which the trading price (as defined in the Indenture) is less than 98% of the product of the closing price of our common stock and the conversion rate for the Notes on each such trading day;

•

if the Company calls such Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date, but only with respect to the Notes called (or deemed called) for redemption; and

•	upon the occurrence of specified corporate events as set forth in the Indenture.

On or after December 15, 2025 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders of the Convertible Senior Notes may convert all or any portion of their Convertible Senior Notes at any time, regardless of the circumstances applicable to conversions prior to December 15, 2025.

We may not redeem the Convertible Senior Notes prior to March 20, 2024. On or after March 20, 2024, the Convertible Senior Notes are redeemable for cash, in whole or in part (subject to minimum redemption amounts), at our option at any time, and from time to time, if the last reported sale price of the common stock has been at least 130% of the conversion price for the Notes then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the Convertible Senior Notes to be redeemed, plus accrued and unpaid special interest, if any, to, but excluding, the redemption date. If the Company redeems less than all the outstanding Convertible Senior Notes, at least $150 million aggregate principal amount of Convertible Senior Notes must be outstanding and not subject to redemption as of the date of the relevant notice of redemption. No sinking fund is provided for the Convertible Senior Notes.

If the Company undergoes a fundamental change (as defined in the Indenture), holders may require, subject to certain exceptions, the Company to repurchase for cash all or any portion of their Convertible Senior Notes at a fundamental change repurchase price equal to 100% of the principal amount of the Convertible Senior Notes to be repurchased, plus accrued and unpaid special interest, if any, to, but excluding, the fundamental change repurchase date.

The Indenture includes customary covenants and events of default after which the Convertible Senior Notes may be declared immediately due and payable.

In accounting for the issuance of the Convertible Senior Notes, we performed an assessment of all of the embedded features of the debt instrument to determine if any will impact the initial measurement of the liability. The Company concluded that the embedded features are not required to be accounted for separately as embedded derivatives, and therefore the Convertible Senior Notes were accounted for in their entirety as a liability equal to the proceeds received from issuance net of debt issuance and offering costs.  The Company will amortize debt issuance and offering costs over the term of the Convertible Senior Notes as additional non-cash interest expense utilizing the effective interest method.

Capped Call Transactions

In connection with the pricing of the Convertible Senior Notes, the Company entered into convertible note hedge transactions (the “capped call transactions”) with six initial purchasers or their respective affiliates and other financial institutions (the “option counterparties”) of $123.6 million concurrent to mitigate the impact of potential economic dilution to our common stock upon conversion of the Convertible Senior Notes and have an initial strike price of approximately $79.16 per share, which corresponds to the initial conversion price of the Convertible Senior Notes. The capped call transactions cover, subject to customary adjustments, the number of shares of common stock initially underlying the Convertible Senior Notes. The capped call transactions are expected to offset the potential dilution to the Company’s common stock upon any conversion of Convertible Senior Notes, with such reduction and/or offset subject to a cap initially equal to $138.8750 per share.

The capped call transactions will expire on March 12, 2026. The capped call transactions are separate transactions and are not part of the terms of the Convertible Senior Notes. The shares related to the capped call transactions are excluded from the calculation of diluted earnings per share as they are anti-dilutive.

The capped call transactions cover, subject to anti-dilution adjustments, approximately 11,622,176 million shares of the Company’s common stock, par value $0.001. The capped call transactions are subject to either adjustment or termination upon the occurrence of specified extraordinary and disruption events affecting the Company.

The capped call transactions are purchased call options on our own stock that settle by reference to our own stock with no forced cash payment; therefore, the transactions are classified as an equity instrument and recorded within stockholders’ equity. These transactions are not accounted for as derivatives. The Company recorded the capped call transactions as a reduction to additional paid-in capital and will not be remeasured as long as the conditions for equity classification continue to met.

The Convertible Senior Notes and capped call transactions consisted of the following balances reported in the Consolidated Balance Sheet as of March 31, 2021 ($ in millions):

March 31, 2021
Liability component:
Principal	920.0
Less: debt issuance costs, net of amortization	21.9
Net carrying amount	898.1

Equity component recorded at issuance:
Capped call transactions	123.6

The following table sets forth the debt issuance and offering costs recognized in interest expense, net on the consolidated statements of operations related to the Convertible Senior Notes for the three-months ended March 31, 2021 ($ in millions):

March 31, 2021
Debt issuance costs	22.1
Amortization of debt issuance costs	0.2
Debt issuance costs, net of amortization	21.9

Effective interest rate of the liability component	0.49%

NOTE 11. INCOME TAX

The most significant impact to the Company’s effective tax rate is related to the tax treatment of certain equity compensation. However, the Company continues to be in a net operating loss and deferred tax asset position. As a result, and in accordance with accounting standards, the Company recorded a valuation allowance to reduce the value of the net deferred tax assets to zero. The Company’s effective tax rate for the three-months ended March 31, 2021 and 2020 was 0.0%.

NOTE 12. STOCKHOLDERS’ EQUITY

Common Stock

In connection with the IPO, we increased our authorized shares from 1,000 to 500,000,000 shares of our common stock, par value of $0.001. Additionally, upon completion of our IPO in August 2020, we sold 17,968,750 shares of common stock at an offering price of $21.00 per share, including 2,343,750 shares of common stock issued pursuant to the exercise in full of the underwriters’ option to purchase additional shares.

Redeemable Investor Units, Profits Interests and Incentive Units

All shares of redeemable investor units outstanding at the time of the IPO, totaling 12,472,242 units and undeclared and deemed dividends of $103.6 million, were converted into 184,787,783 shares of common stock and their carrying value, totaling $545.0 million was reclassified into stockholders’ equity on our condensed consolidated balance sheets in conjunction with the completed IPO. No shares of redeemable convertible preferred stock were issued or outstanding as of March 31, 2021 or December 31, 2020.

Additionally, all shares of profits interests then outstanding, totaling 3,456,634 units were converted into 38,111,001 shares of common stock, 22,612,472 of which were considered RSAs at the time of conversion. The carrying value of $7.0 million was reclassified into common stock and additional paid in capital on our consolidated balance sheet. No profits interests or incentive units were issued or outstanding as of March 31, 2021 or December 31, 2020.

Preferred Stock

Also, in connection with our IPO, we authorized the issuance of 50,000,000 shares of our preferred stock, par value $0.001. There was no preferred stock outstanding as of March 31, 2021.

NOTE 13. STOCK AND UNIT-BASED COMPENSATION

2020 Omnibus Incentive Plan

On August 5, 2020, the Company’s Board of Directors adopted the 2020 Omnibus Incentive Plan (the “2020 Plan,”). Under the 2020 Plan, employees, consultants and directors of our company and our affiliates that perform services for us are eligible to receive awards. The 2020 Plan provides for the grant of incentive stock options (“ISOs”), non-statutory stock options (“NSOs”), stock appreciation rights, RSAs, performance awards, other share-based awards (including restricted stock units (“RSUs”)) and other cash-based awards. The maximum number of shares available for issuance under the 2020 Plan may not exceed 48,138,967 shares (subject to annual increases as approved by the Board of Directors).

Stock Options Activity

Stock options granted by the Company generally vest over four years with 25% of the option shares vesting each year. Options generally expire ten years from the date of the grant.

The following is a summary of stock option activity transactions as of and for the three-months ended March 31, 2021 ($ in millions):

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding, December 31, 2020	14,958,969	$21.01	9.60	$600.6
Granted	305,505	59.63
Exercised	(53,307)	21.00
Cancelled	(25,582)	21.07
Outstanding, March 31, 2021	15,185,585	$21.79	9.36	$494.9

Options exercisable as of March 31, 2021	2,375,304	$21.00	9.35	$79.0

The aggregate intrinsic value of options exercised in the three-months ended March 31, 2021 and 2020 was $1.8 million and $0.0 million, respectively.  Aggregate intrinsic value represents the difference between the exercise price of the option and the closing price of the Company’s common stock on the date of exercise. The fair value of options granted for the three-months ended March 31, 2021 and 2020 was $8.8 million and $0.0 million, respectively.

RSA Activity

The RSAs were granted as part of the pre-IPO conversion (see Note 12). The following is a summary of RSA transactions as of and for the three-months ended March 31, 2021:

	Unvested Shares	Grant Date Fair Value

Unvested, December 31, 2020	21,599,118	$11.77
Granted	-	-
Vested	(1,701,267)	1.50
Canceled and forfeited	(43,447)	14.05
Unvested, March 31, 2021	19,854,404	$12.65

RSU Activity

RSUs granted generally vest over four years. RSUs are accounted for as equity using the fair value method, which requires measurement and recognition of compensation expense for all awards granted to our employees, directors and consultants based upon the grant-date fair value. The following is a summary of RSU transactions as of and for the three-months ended March 31, 2021:

	Unvested Shares	Grant Date Fair Value
Unvested, December 31, 2020	216,804	$32.21
Granted	182,272	$59.63
Vested	(17,864)	50.46
Canceled and forfeited	(6,130)	21.52
Unvested, March 31, 2021	375,082	$44.84

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

As of March 31, 2021, no shares of common stock have been purchased under our ESPP.

Stock and Unit-Based Compensation Expense

The Company recognized $0.0 million and $1.8 million in unit-based compensation expense related to the profits interests for the three-months ended March 31, 2021 and 2020, respectively. The Company recorded $1.8 million in corporate, general and administrative expenses. The Company recognized $42.3 million and $0.0 million related to RSAs, options and RSUs for the three-months ended March 31, 2021 and 2020, respectively. The Company recorded $41.2 million in corporate, general and administrative expenses, $0.8 million in sales and marketing, and $0.3 million in cost of care.

As part of the pre-IPO equity conversion discussed in Note 12, the profits interests that were subject to vesting over a period of continuous employment or service and were unvested upon the conversion were converted into RSAs and options that vest over the remaining requisite service period from the original grant dates. The unvested profits interests that were subject to vesting upon the “Sponsor’s Exit” performance condition were converted into RSAs and options that cliff vest between two years post IPO and four years from the original grant dates. A Sponsor's Exit is defined to occur if either (1) a Sponsor sells down to one or more third parties their direct or indirect equity investment in OSH LLC to less than 20% of the units owned by such sponsor, or (2) a sale, transfer or other disposition of all or substantially all of the assets of OSH LLC to one or more third parties.

As a result of this conversion and modification of vesting terms from Sponsor’s Exit to service-based vesting at the IPO, the Company determined that RSAs and options should be accounted for as a Type III modification (the award was not probable to vest prior to the modification but it was probable of vesting under the modified condition). The stock compensation expense, net of forfeitures, recorded for these modifications was $29.3 million for the three-months ended March 31, 2021.

As of March 31, 2021, the Company had approximately $251.1 million in unrecognized compensation expense related to all non-vested awards (RSAs, options and RSUs) that will be recognized over the weighted-average period of 1.49 years.

Valuation of Stock Options

The grant date fair value of stock options that were granted post-IPO was estimated using a Black-Scholes option-pricing model with the following assumptions:

March 31, 2021

Risk-free interest rate	0.79%
Volatility	50.00%
Expected term to expiration (years)	6.25
Expected dividend yield	0.00%
Estimated fair value	$28.69

The determination of fair value of stock options on the date of grant using a Black-Scholes option-pricing model is affected by the estimated fair value of the Company’s common stock as well as assumptions regarding a number of variables that are complex, subjective and generally require significant judgement to determine. The valuation assumptions were determined as follows:

Fair Value of Common Stock

The fair value of the Company’s common stock is determined by the closing price, on the date before the grant, of its common stock, which is traded on the NYSE.

Expected Term

We determine the expected term of awards using the simplified method which is used when there is insufficient historical data about exercise patterns and post-vesting employment termination behavior. The simplified method is based on the vesting period and the contractual term for each grant, or for each vesting-tranche for awards with graded vesting. The mid-point between the vesting date and the maximum contractual expiration date is used as the expected term under this method.

Expected Volatility

We use an average historical stock price volatility of a peer group of comparable publicly traded healthcare companies representative of our expected future stock price volatility, as we do not have sufficient trading history for our common stock. For purposes of identifying these peer companies, we consider the industry, stage of development, size and financial leverage of potential comparable companies. For each grant, we measure historical volatility over a period equivalent to the expected term.

Risk-Free Interest Rate

The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero-coupon issues with maturities similar to the expected term of the award.

Expected Dividend Yield

We have not paid and do not anticipate paying any dividends in the foreseeable future. Accordingly, we estimate the dividend yield to be zero.

NOTE 14. COMMITMENTS – LITIGATION AND CONTINGENCIES

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

NOTE 15. VARIABLE INTEREST ENTITIES

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

In order to determine whether the Company has a controlling financial interest in the Physician Groups, and, thus, is the Physician’s primary beneficiary, the Company considered whether it has i) the power to direct the activities of Physician Groups that most significantly impact its economic performance and ii) the obligation to absorb losses of the Physician Groups that could potentially be significant to it or the right to receive benefits from Physician Groups that could potentially be significant to it. The Company concluded that the shareholders and employees of the Physician Groups are structured in a way that neither shareholder, employees nor their designees has the individual power to direct the activities of the Physician Groups that most significantly impact its economic performance. Under the ASA, MSO is responsible for providing management and administrative services related to the growth of the patient population of the Physician Groups, the management of that population’s healthcare needs, and the provision of required healthcare services to those patients. The Company has concluded that the success or failure of MSO in conducting these activities will most significantly impact the economic performance of the Physician Groups. In addition, the Company’s variable interests in the Physician Groups provide the Company with the right to receive benefits that could potentially be significant to it. The single member of the Physician Groups is a member and employee of OSH. As a result of this analysis, the Company concluded that it is the primary beneficiary of the Physician Groups and therefore consolidates the balance sheets, results of operations and cash flows of the Physician Groups. The Company performs a qualitative assessment of the Physician Groups on an ongoing basis to determine if it continues to be the primary beneficiary.

The table below illustrates the VIE assets and liabilities and performance for the Physician Groups as of and for the periods ended ($ in millions):

	March 31, 2021	December 31, 2020
Total assets	$394.2	$286.1
Total liabilities	337.7	332.1

	For the Three-Months Ended
	March 31, 2021	March 31, 2020
Total revenues	$294.3	$198.5
Medical claims expense	198.9	131.4
Cost of care	32.9	15.3
Total operating expenses	$231.7	$146.7

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

NOTE 16. RELATED PARTIES

Humana

Revenues

Humana holds over 5% of our common stock and has entered into a Director Nomination Agreement with the Company.  The Company has capitated managed care contracts with Humana. Total capitated revenues related to the Humana payor contracts were $121.4 million and $96.5 million for the three-months ended March 31, 2021 and 2020, respectively. Receivables from Humana represented $87.2 million and $65.7 million of the capitated accounts receivable balance at March 31, 2021 and December 31, 2020, respectively.

Within the Company’s other patient services revenue, revenues from Humana are included in both fee-for-service revenue and care coordination revenue. The Company had recognized $0.1 million in other patient service revenue in the three-months ended March 31, 2021 and 2020, related to the fee-for-service revenues. The Company had recognized $1.1 million and $0.7 million in other patient service revenue in the three-months ended March 31, 2021 and 2020, respectively, related to the Care Coordination arrangements. Receivables from Humana represented $0.1 million and $0.0 million of the other accounts receivable balance at March 31, 2021 and December 31, 2020, respectively, which is all related to fee-for-service arrangements. The unearned portion of the Care Coordination Payments was recorded as contract liabilities in both the short term and long-term other liabilities accounts. The liability related to Humana Care Coordination Payments represented $4.1 million and $2.6 million of the other current liabilities and $14.1 million and $5.0 million of the other long-term liabilities’ balances at March 31, 2021 and December 31, 2020, respectively.

Expenses

Total medical claims expenses related to the Humana payor contracts were $73.0 million and $59.8 million in the three-months ended March 31, 2021 and 2020, respectively. Unpaid claims related to Humana capitated contracts represented $78.8 million and $78.5 million of the liability for unpaid claims balance at March 31, 2021 and December 31, 2020, respectively.

The Humana Alliance Provision contains an arrangement for a license fee that is payable by the Company to Humana for the Company’s provision of health care services in certain centers owned or leased by Humana. The license fee is a reimbursement to Humana for its costs of owning or leasing and maintaining the centers, including rental payments, center maintenance or repair expenses, equipment expenses, special assessments, cost of upgrades, taxes, leasehold improvements, and other expenses identified by Humana. The total license fees paid to Humana during the three-months ended March 31, 2021 and 2020 were $0.7 million and are included in cost of care expenses in the consolidated statement of operations. The liability was recorded in both the short term and long-term other liabilities accounts. The liability for the Humana license fee represented $2.7 million and $0.6 million of the other current liabilities and $8.4 million and $7.3 million of other long-term liabilities balance at March 31, 2021 and December 31, 2020, respectively.

The Company has entered into certain lease arrangements with Humana, which accounted for approximately $1.3 million and $0.5 million of the total operating lease rental payments within the cost of care line item for the three-months ended March 31, 2021 and 2020, respectively. The deferred rent liability related to Humana leases represented $0.0 million and $0.8 million at March 31, 2021 and December 31, 2020, respectively. The Company adopted ASC 842 as of January 1, 2020 and the ROU asset and liability related to Humana leases represented $40.6 million and $41.8 million at March 31, 2021, respectively.

Blue Cross Blue Shield of Rhode Island

Blue Cross Blue Shield of Rhode Island (“BCBSRI”) owns 49.9% of our joint venture, OSH-RI, LLC, and one of our Board members served as president and CEO of BCBSRI through the year ended December 31, 2020. Total capitated revenue associated with the BCBSRI payor contract was $2.3 million for the three-months ended March 31, 2020. Capitated receivables from BCBSRI represented $10.0 million of the capitated accounts receivable balance at December 31, 2020.

Total medical claims expenses related to the BCBSRI payor contract were $1.6 million for the three-months ended March 31, 2020. Unpaid claims related to these capitated contracts represented $11.1 million of the liability for unpaid claims balance at December 31, 2020.

Zing Health

One of our Board members is an employee of Newlight Partners LP, which is one of our Lead Sponsors, and has a direct interest in Zing Health. The Company entered into a capitated contract with Zing Health during the year ended December 31, 2020. Total capitated revenue associated with the Zing Health payor contract was $1.2 million and $0.6 million for the three-months ended March 31, 2021 and 2020, respectively. Capitated receivables from Zing Health represented $0.8 million and $0.2 million of the capitated accounts receivable balance at March 31, 2021 and December 31, 2020, respectively.

Total medical claims expenses related to the Zing Health payor contract was $1.0 million and $0.4 million for the three-months ended March 31, 2021 and 2020, respectively. Unpaid claims related to these capitated contracts represented $1.2 million and $0.7 million of the liability for unpaid claims balances at March 31, 2021 and December 31, 2020, respectively.

NOTE 17. SEGMENT FINANCIAL INFORMATION

The Company’s chief operating decision maker (“CODM”) regularly reviews financial operating results on a consolidated basis for purposes of allocating resources and evaluating financial performance. The Company also identified its operating segments based on the responsibility of its CODM and where we operate. We report a single operating segment, which is to care for our patients’ needs. Although the Company derives its revenues from several different geographic regions, the Company neither allocates resources based on the operating results from the individual regions, nor manages each individual region as a separate business unit. The Company’s CODM manages the operations on a consolidated basis to make decisions about overall corporate resource allocation and to assess overall corporate profitability. For the periods presented, all of the Company’s long-lived assets were located in the United States, and all revenues were earned in the United States.

NOTE 18. NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per common share for the three-months ended March 31, 2021:

Three-months ended March 31, 2021
Numerator:
Net loss	$(64.0)
Less: Net loss attributable to non-controlling interests	(0.6)
Net loss attributable to OSH Inc. stockholders	(63.4)
Denominator:
Weighted average common stock outstanding - basic and diluted	220,736,845
Net loss per share – basic and diluted	$(0.29)

The Company’s potentially dilutive securities, which included stock options, unvested RSUs, unvested RSAs and securities associated with our Convertible Senior Notes have been excluded from the computation of diluted net loss per share as the effect would reduce the net loss per share. Therefore, the weighted average number of common shares/units outstanding used to calculate both basic and diluted net loss per share was the same. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share for the periods indicated:

		Three-months ended March 31, 2021

Stock options		15,185,585
RSUs		375,082
RSAs		19,854,404
Convertible Senior Notes	*	11,622,176
		47,037,247

*The Company entered into capped call transactions to mitigate the impact of potential economic dilution to our common stock upon any conversion of our Convertible Senior Notes. The capped call transactions are expected to offset the potential dilution to the Company’s common stock upon any conversion of the Convertible Senior Notes up to a cap price of $138.8750 per share. See Note 10 for further details on the capped call transactions.

iTEM 2. Management’s Discussion and Analysis of FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to help the reader understand our business, financial condition, results of operations, liquidity and capital resources. This discussion should be read in conjunction with our unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and the accompanying notes as well as “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2020 (File No. 001-39427). Unless the context otherwise indicates or requires, the terms “we”, “our,” “the Company” and “Oak Street Health” as used herein refer to Oak Street Health, Inc. and its consolidated subsidiaries, including Oak Street Health, LLC, which is Oak Street Health, Inc.’s predecessor for financial reporting purposes for periods presented prior to August 10, 2020.

The discussion contains forward-looking statements about the business, operations and financial performance of the Company based on our current expectations that involves risks, uncertainties and assumptions. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed above in “Forward-Looking Statements,” and Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q as well as those discussed under the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2020.

Business Overview

Oak Street Health, Inc. operates primary care centers within the United States serving Medicare beneficiaries. Since our founding in 2012, the Company’s mission has been to build a care delivery platform, built on a chassis of primary care, that directly addresses rising costs and poor outcomes, two of the most pressing challenges facing the United States healthcare industry. Our approach shifts the allocation of healthcare resource delivery from traditional acute and specialist care into an enhanced, patient-centered care delivery platform which meaningfully improves the quality of care and outcomes for high-risk populations. Our approach also disrupts the current state of care delivery for Medicare-eligible patients and aims to align the incentives of our patients, our providers and our payors with the goal of simultaneously improving health outcomes and care quality, lowering medical costs and improving the patient experience.

Oak Street Health was designed to provide and manage Medicare-eligible patients’ total healthcare through capitated, value-based payments. We created a new care platform because the then-existing primary care infrastructure was not built with the capacity to drive the significant improvements in cost and quality the current health system needs. We decided to focus on the Medicare market due to its size, growth tailwinds and largely clinically cohesive population. We designed our platform to take risk in managing patients’ health below an agreed-upon baseline cost because we believed there was a meaningful opportunity to produce system-wide cost savings by changing where and how patients’ healthcare is delivered. Our platform’s design has included investments in technology and patient-centered, community-based care delivery to create a different and we believe, better approach to addressing the needs of high risk Medicare-eligible patients.

As of March 31, 2021, the Company operated 86 centers in 20 markets across 13 states, which provided care for approximately 109,500 patients. We, together with our affiliated physician practice organizations, employed approximately 3,500 team members, including approximately 400 primary care providers. Our operations are organized and reported under one segment.

COVID-19 Update on our Business

On March 11, 2020, the World Health Organization designated COVID-19 as a global pandemic. The rapid spread of COVID-19 around the world and throughout the United States has altered the behavior of businesses and people, with significant negative effects on federal, state and local economies, the duration of which is unknown at this time. Various policies were implemented by federal, state and local governments in response to the COVID-19 pandemic that caused many people to remain at home and forced the closure of or limitations on certain businesses, as well as suspended elective procedures by health care facilities. While some of these restrictions have been eased across the U.S. and most states have lifted moratoriums on non-emergent procedures, some restrictions remain in place. The virus disproportionately impacts older adults, especially those with chronic illnesses, which describes many of our patients.

In response to the COVID-19 pandemic, we took the following actions to ensure the safety of our employees and their families and to address the physical, mental and social health of our patients:

•	Created a COVID-19 Response Team in March 2020 that is supported by team members from across our organization to ensure a coordinated response to the pandemic;
•	Temporarily closed all of our corporate offices and enabled our entire corporate work force to work remotely;

•	Implemented travel restrictions for non-essential business;
•

Transitioned much of our center-based care to be delivered by our providers virtually through newly developed telehealth capabilities, including video and telephone through June 2020 but have transitioned our business back to a more normal operating cadence as of July 2020, including seeing a larger proportion of our patients via in-center visits (with a corresponding reduction in telehealth visits) while maintaining stringent safety protocols to minimize the potential transmission of COVID-19. For the foreseeable future, we expect to continue to leverage our telehealth capabilities as a means of interacting with our patients to the extent an in-person visit is not required or preferred;

•	Made operational changes to the staffing and operations of our centers, which remain open as “essential” businesses, to minimize potential exposure to and transmission of COVID-19;
•

Temporarily delayed planned openings of new centers through August 2020 but have restarted our growth efforts through patient outreach and starting August 2020, we resumed opening new centers and are currently opening centers consistent with our pre-COVID operations;

•

Temporarily halted community outreach and other marketing initiatives which drive new patients to our platform through June 2020 but have recommenced marketing initiatives during the third quarter of 2020 through the present;

•	Acquired and deployed significantly greater amounts of personal protective equipment (“PPE”) to ensure the safety of our employees and patients;
•

Created a program called “COVID Care,” which continues to be in full operation, to actively monitor our patients for suspected COVID-19 infections with the goal of managing those symptoms to keep our patients safely out of the hospital unless and until necessary due to the potential infection risks in the hospital environment;

•	Redeployed our contracted and employed drivers, who typically transport patients to our centers, to deliver food from food pantries to our patients to address food supply issues or challenges;
•	Provided free rapid COVID-19 tests to all members of the Chicago community;
•

Launched an effort in January 2021 to vaccinate frontline healthcare workers (both employees of Oak Street Health and non-employees), our patients, and other eligible members of our communities. While this work is critically important for our communities, we also expect our agile vaccination efforts will result in greater brand awareness and loyalty and incremental patient growth; and

•	As of April 13, 2021, we have administered more than 150,000 total COVID-19 vaccine doses across 12 states.

The COVID-19 pandemic did not have a material impact on our results of operations, cash flows and financial position for the three-months ended March 31, 2021. Over 98% of our total revenues are recurring, consisting of fixed monthly per-patient-per-month capitation payments we receive from Medicare Advantage (“MA”) plans.

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

As we are financially responsible for essentially all of the healthcare costs associated with our at-risk patients whether we provide that care or a third party provides that care, we suspect that the healthcare costs of patients infected with COVID-19 will be greater than had COVID-19 not occurred. It is impossible, however, to know what other healthcare issues these patients may have encountered in their pre-COVID-19 lives and whether the COVID-19 costs are or will be greater or lesser than the costs these patients would otherwise incur. Additionally, because of the extraordinary measures taken by local governments in our markets particularly in the second quarter of 2020, all of our patients had more limited access to healthcare services, including healthcare specialists such as cardiologists or orthopedists, to schedule both inpatient and outpatient surgeries, and to some extent hospital care. Beginning in late March 2020 and extending through most of the second quarter of 2020, our patients who were not infected with COVID-19, which to date represents over 96% of our at-risk patients, incurred lower healthcare costs than we would have otherwise expected, which will result in lower medical claims expense that we incur. We expect the vast majority of these costs are just delayed and will be incurred at future points in time and it is possible that the deferral of healthcare services could cause additional health problems in our existing patients, which could increase our costs in the future. In the third and fourth quarters of 2020, we did experience an increase in medical costs to levels above historical norms.  Because of the COVID-19 related volatility in medical cost data in 2020, we do not believe that our 2020 medical cost data can serve as a reliable basis for estimating our 2021 performance. We also do not know what the net impact to medical costs will be as a result of the surge in COVID-19 cases at the end of 2020 and the beginning of 2021.  Given these factors, per-patient medical costs may be greater in 2021 than the levels we experienced in our recent historical results. Furthermore, due to the time it takes for medical claims to be submitted to MA plans, adjudicated, and sent to us, we believe it will be several quarters before we will be able to accurately calculate the impact on medical claims expense from the COVID-19 pandemic. We do believe, however, that the impact of on per-patient revenue and medical claims related to COVID-19 that we expect to experience will not have a materially detrimental effect on our long-term financial performance.

The full extent to which the COVID-19 pandemic has and will continue to directly or indirectly impact our business, future results of operations and financial condition will depend on future factors that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19 including the impact of new variants of the virus, the actions taken to contain it or treat its impact and the economic impact on our markets. Such factors include, but are not limited to, the scope and duration of stay-at-home practices and business closures and restrictions, rate and effectiveness of vaccinations in the U.S., government-imposed or recommended suspensions of elective procedures, and expenses required for supplies and personal protective equipment. Because of these and other uncertainties, we cannot estimate the length or severity of the impact of the pandemic on our business. Furthermore, because of our business model, the full impact of the COVID-19 pandemic may not be fully reflected in our results of operations and overall financial condition until future periods. We will continue to closely evaluate and monitor the nature and extent of these potential impacts to our business, results of operations and liquidity.

For additional information on the various risks posed by the COVID-19 pandemic, please see “Risk Factors” included in our Form 10-K for the year ended December 31, 2020.

Key Factors Affecting Our Performance

•

Adding New Patients in Existing Centers: Our ability to add new patients is a key indicator of the market’s recognition of the attractiveness of the Oak Street Platform, both to our patients and MA plan partners, and a key growth driver for the business. As we add patients to our existing centers, we expect these patients to contribute significant incremental economics to Oak Street Health as we leverage our fixed cost base at each center. We grow our patient base through our own internal sales and marketing efforts, which drive most of our new patient growth, as well as assignments from our MA plan partners. We grew our patient base from approximately 85,500 patients as of March 31, 2020 to approximately 109,500 as of March 31, 2021.

•

Expand our Center Base within Existing and New Markets: We believe that we currently serve less than 3% of the total patients in the markets where we currently have centers. As a result, there is significant opportunity to expand in our existing markets through the acquisition of new patients to existing centers and addition of new centers. For the long term, these strategically developed new sites allow us to access additional neighborhoods while leveraging our established brand and infrastructure in a market. Our existing markets today represent a small fraction of the overall market opportunity. Based upon our experience to date, we believe our care model can scale nationally, and we therefore expect to selectively and strategically expand into new geographies. Additionally, we are hopeful that the Direct Contracting model will allow us to convert existing fee-for-service patients into at-risk patients.

•

Contract with Payors: Our economic model relies on our capitated partnerships with payors and CMS, which manage and market MA plans across the United States. In our short history, we have been able to establish strategic value-based relationships with 25 different payors as of March 31, 2021, including each of the top 5 national payors by number of MA patients. These existing contracts and relationships and our partners’ understanding of the value of our model reduces the risk of entering into new markets as we typically have payor contracts before entering a new market. Maintaining, supporting, and growing these relationships, particularly as we enter new geographies, is critical to our long-term success.

•

Effectively Manage the Cost of Care for Our Patients: The capitated nature of our contracting with payors requires us to prudently manage the medical expense of our patients. Our care model focuses on leveraging the primary care setting as a means of avoiding costly downstream healthcare costs, such as acute hospital admissions. Our patients, however, retain the freedom to seek care at emergency rooms or hospitals; we do not restrict their access to care beyond the limits of their MA plan, although we have developed many capabilities to manage and control the associated costs of this care. Therefore, we are liable for potentially large medical claims should we not effectively manage our patients’ health.

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

Executive Summary

The following table presents key financial statistics for the three-months ended March 31, 2021 and 2020, respectively ($ in millions):

	For the Quarter Ended
(dollars in millions)	March 31, 2021	March 31, 2020
Centers	86	54
Total patients	109,500	85,500
At-risk	75,500	55,000
Fee-for-service	34,000	30,500
Total revenues	$296.7	$201.8
Loss from operations[1]	$(63.8)	$(13.0)
Net loss[1]	$(64.0)	$(15.4)
Platform contribution (Non-GAAP)[2]	$36.7	$25.7
Patient contribution (Non-GAAP)[2]	$91.5	$64.3
Adjusted EBITDA (Non-GAAP)[2]	$(17.4)	$(8.7)

1	Includes stock and unit-based compensation as shown in the table in the Results of Operations section below.
2	See “—Non-GAAP Reconciliations” below for reconciliations to the most directly comparable financial measures calculated in accordance with GAAP and related disclosures.

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

Total Patients

Total patients includes both at-risk MA patients (those patients for whom we are financially responsible for their total healthcare costs) as well as fee-for-service Medicare patients (those patients for whom our affiliated medical groups submit claims to the federal government for direct reimbursement under the Medicare program or to MA plans with which we do not have value-based arrangements). We define our total at-risk patients as at-risk patients who have selected one of our affiliated medical groups as their provider of primary care medical services as of the end of a particular period. We define our total fee-for-service Medicare patients as fee-for-service Medicare patients who come to one of our centers for medical care at least once per year. A fee-for-service patient continues to be included in our patient count until the earlier to occur of (a) more than one year since the patient’s last visit, (b) the patient communicates a desire to stop receiving care from us or (c) the patient passes away.

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

Adjusted EBITDA

We define adjusted EBITDA as net loss excluding other income (expense), income taxes, depreciation and amortization, transaction/ offering costs and stock and unit-based compensation. We include adjusted EBITDA in this Quarterly Report because it is an important measure upon which our management assesses and believes investors should assess our operating performance. We also consider adjusted EBITDA to be an important measure because it helps illustrate underlying trends in our business and our historical operating performance on a more consistent basis.

Results of Operations

The following tables set forth our results of operations for the periods presented and as a percentage of our total revenues for those periods. Percentages presented in the following tables may not sum due to rounding.

	For the Quarter Ended
(dollars in millions)	March 31, 2021	March 31, 2020	$ Change	% Change
Revenues:
Capitated revenue	$291.2	$196.6	$94.6	48%
Other patient service revenue	5.5	5.2	0.3	6%
Total revenues	296.7	201.8	94.9	47%

Operating expenses:
Medical claims expense	199.7	132.3	67.4	51%
Cost of care, excluding depreciation and amortization (1)	60.3	43.8	16.5	38%
Sales and marketing (2)	24.1	11.9	12.2	103%
Corporate, general and administrative (3)	73.1	24.3	48.8	201%
Depreciation and amortization	3.3	2.5	0.8	32%
Total operating expenses	360.5	214.8	145.7	68%

Loss from operations	$(63.8)	$(13.0)	$(50.8)	391%

Other (expense)/ income
Interest expense, net	(0.2)	(2.5)	2.3	(92)%
Other	-	0.1	(0.1)	(100)%
Total other (expense)/ income	(0.2)	(2.4)	2.2	(92)%
Net loss	$(64.0)	$(15.4)	$(48.6)	316%

Net loss attributable to noncontrolling interests	0.6	0.4	0.2	50%
Net loss attributable to the Company	$(63.4)	$(15.0)	$(48.4)	323%

(1) Includes stock-based compensation, as follows:	$0.3	$0.0	$0.3	*
(2) Includes stock-based compensation, as follows:	0.8	0.0	0.8	*
(3) Includes stock-based compensation, as follows:	$41.2	$1.8	$39.4	*

____________

* Percentage not meaningful

	For the Quarter Ended
	March 31, 2021	March 31, 2020
Revenues:
Capitated revenue	98%	97%
Other patient service revenue	2%	3%
Total revenues	100%	100%

Operating expenses:
Medical claims expense	67%	66%
Cost of care, excluding depreciation and amortization	20%	22%
Sales and marketing	8%	5%
Corporate, general and administrative	26%	12%
Depreciation and amortization	1%	1%
Total operating expenses	122%	106%

Loss from operations	(22)%	(6)%

Other income/(expense):
Interest expense, net	(0)%	(1)%
Other	0%	0%
Total other expense	(0)%	(1)%
Net loss	(22)%	(7)%

Net loss attributable to noncontrolling interests	0%	0%
Net loss attributable to the Company	(22)%	(7)%

Total Revenues

	For the Quarter Ended March 31,		Change
(dollars in millions)	2021	2020	$	%
Revenues:
Capitated revenue	$291.2	$196.6	$94.6	48%
Other patient service revenue	5.5	5.2	0.3	6%
Total revenues	$296.7	$201.8	$94.9	47%

Capitated revenue was $291.2 million for the three-months ended March 31, 2021, an increase of $94.6 million, or 48%, compared to $196.6 million for the three-months ended March 31, 2020. This increase was driven primarily by a 37% increase in total patients under capitated arrangements, and an increase of approximately 8% in capitated revenue rates primarily due to increased premiums from patients with a higher average level of acuity. Additionally, for the three-months ended March 31, 2021, capitated revenue of $6.9 million was recorded related to prior periods primarily driven by an increase in our at-risk patients managed in fiscal year 2020.

Operating Expenses

	For the Quarter Ended March 31,		Change
(dollars in millions)	2021	2020	$	%
Medical claims expense	$199.7	$132.3	$67.4	51%
Cost of care, excluding depreciation and amortization	60.3	43.8	16.5	38%
Sales and marketing	24.1	11.9	12.2	103%
Corporate, general and administrative	73.1	24.3	48.8	201%
Depreciation and amortization	3.3	2.5	0.8	32%
Total operating expenses	$360.5	$214.8	$145.7	68%

Medical claims expense was $199.7 million or 67% of total revenues for the three-months ended March 31, 2021, an increase of $67.4 million, or 51%, compared to $132.3 million or 66% of total revenues for the three-months ended March 31, 2020. The increase was primarily due to a 37% increase in total patients under capitated arrangements and a 10% increase in cost per patient. Additionally, for the three-months ended March 31, 2021, medical claims expense of $6.6 million was recorded as a result of an increase in prior period incurred claims, primarily driven by an increase in our at-risk patients managed in fiscal year 2020.

Cost of care, excluding depreciation and amortization was $60.3 million or 20% of total revenues for the three-months ended March 31, 2021, an increase of $16.5 million or 38%, compared to $43.8 million or 22% of total revenues for the three-months ended March 31, 2020. The increase was driven by increases in salaries and benefits of $9.3 million, occupancy costs of $4.8 million, and medical supplies and patient transportation costs of $2.0 million, due to increases in both the number of centers we operate and our patient base. Also, expenses related to our COVID-19 response (including our vaccination efforts) of $1.9 million were incurred for the three-months ended March 31, 2021 but were offset by the recognition of the CARES Act provider relief funds.

Sales and marketing expense was $24.1 million or 8% of total revenues for the three-months ended March 31, 2021, an increase of $12.2 million, or 103%, compared to $11.9 million or 5% of total revenues for the three-months ended March 31, 2020. The increase was driven by greater advertising spend of $8.0 million to drive new patients to our clinics; net headcount growth of $3.8 million, which includes an increase in share and unit-based compensation expense of $0.8 million primarily due to the modification of vesting terms for pre-IPO equity awards that occurred post-IPO.

Corporate, general and administrative expense was $73.1 million or 26% of total revenues for the three-months ended March 31, 2021, an increase of $48.8 million, or 201%, compared to $24.3 million or 12% of total revenues for the three-months ended March 31, 2020. The increase was primarily driven by greater salaries and benefits of $45.5 million, which included an increase in share and unit-based compensation expense of $39.4 million primarily due to pre-IPO equity issuances and the modification of vesting terms for pre-IPO equity awards that occurred post-IPO. The remainder of the increases in corporate, general and administrative expense were primarily to support the continued growth of our business.

Depreciation and amortization expense was $3.3 million or 1% of total revenues for the three-months ended March 31, 2021, an increase of $0.8 million, or 32%, compared to $2.5 million or 1% of total revenues for the three-months ended March 31, 2020. The increases were primarily due to capital expenditures purchased to support the continued growth of our business.

Other (Expense) Income

	For the Quarter Ended March 31,		Change
(dollars in millions)	2021	2020	$	%
Other income (expense):
Interest expense, net	$(0.2)	$(2.5)	$2.3	(92)%
Other	-	0.1	(0.1)	(100)%
Total other (expense) income	$(0.2)	$(2.4)	$2.2	(92)%

Interest expense was $(0.2) million for the three-months ended March 31, 2021, a decrease of $2.3 million, or (92)%, compared to $(2.5) million for the three-months ended March 31, 2020. The decrease was primarily due to the payoff of outstanding debt and related interest from the Hercules Loan Agreement on August 11, 2020, slightly offset by the amortization of debt issuance and offering costs related to the Convertible Senior Notes issued in March 2021.

Non-GAAP Reconciliations

The following table provides a reconciliation of loss from operations, the most closely comparable GAAP financial measure, to platform contribution:

	For the Quarter Ended
(dollars in millions)	March 31, 2021	March 31, 2020
Loss from operations	$(63.8)	$(13.0)
Depreciation and amortization	3.3	2.5
Corporate, general and administrative	73.1	24.3
Sales and marketing	24.1	11.9
Platform contribution	$36.7	$25.7

The following table provides a reconciliation of loss from operations, the most closely comparable GAAP financial measure, to patient contribution.

	For the Quarter Ended
(dollars in millions)	March 31, 2021	March 31, 2020
Loss from operations	$(63.8)	$(13.0)
Other patient service revenue	(5.5)	(5.2)
Cost of care, excluding depreciation and amortization	60.3	43.8
Sales and marketing	24.1	11.9
Corporate, general and administrative expenses	73.1	24.3
Depreciation and amortization	3.3	2.5
Patient contribution	$91.5	$64.3

The following table provides a reconciliation of net loss, the most closely comparable GAAP financial measure, to Adjusted EBITDA:

	For the Quarter Ended
(dollars in millions)	March 31, 2021	March 31, 2020
Net loss	$(64.0)	$(15.4)
Interest expense and other income	0.2	2.4
Depreciation and amortization	3.3	2.5
Stock and unit-based compensation	42.3	1.8
Transaction/offering related costs	0.8	-
Adjusted EBITDA	$(17.4)	$(8.7)

Liquidity and Capital Resources

Overview

We have funded our operations through the issuance of equity and debt. As of March 31, 2021, we had cash, restricted cash and cash equivalents of $1,156.8 million. Our restricted cash balance was $10.4 million as of March 31, 2021. Our cash and cash equivalents primarily consist of highly liquid investments in money market funds and cash. Since our inception and through March 31, 2021, we have generated significant operating losses from our operations as reflected in our accumulated deficit and negative cash flows from operations.

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

We believe that the proceeds from the convertible debt offering described below and IPO are sufficient to satisfy our anticipated cash requirements, which consist of capital expenditures, working capital, and potential acquisition and strategic transactions, for the next twelve months even with the uncertainty arising from the COVID-19 pandemic. Our assessment of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties. Our actual results and our future capital requirements could vary because of, many factors, including our growth rate, the timing and extent of spending to open new centers and expand into new markets and the expansion of sales and marketing activities. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, or if we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, results of operations, and financial condition would be adversely affected.

Convertible Senior Notes and Capped Call Transactions

In March 2021, we issued $920.0 million aggregate principal amount of 0% Convertible Senior Notes (the “Convertible Senior Notes”), including the exercise in full of the initial purchasers’ option to purchase up to an additional $120.0 million, in a private offering exempt from registration under the Securities Act of 1933. The Convertible Senior Notes are governed by an indenture (“Indenture”), dated as of March 16, 2021, between the Company and U.S. Bank National Association, as trustee. Total proceeds realized from the sale of the Convertible Senior Notes, net of debt issuance and offering costs of $22.1 million, were $897.9 million. The Convertible Senior Notes will not bear regular interest and the principal amount of the Convertible Senior Notes will not accrete. We will pay special interest, if any, as the sole remedy, at our election, relating to the failure to comply with our reporting and certain other obligations under the Indenture for the first 365 days after the occurrence of such an event. The Convertible Senior Notes are general senior, unsecured obligations of the Company and will mature on March 15, 2026, unless earlier redeemed, repurchased or converted. Refer to Note 10, Convertible Senior Notes, of the Notes to Consolidated Financial Statements included in this quarterly report.

We used approximately $123.6 million of the net proceeds to pay the cost of the capped call transactions. We intend to use the remainder of the net proceeds for general corporate purposes, which may include working capital, capital expenditures, and potential acquisitions and strategic transactions.

The Indenture contains customary covenants related to timely filings and reporting, and customary events of default. As of March 31, 2021, we were in compliance with all covenants under the Indenture.

Changes in Cash Flows

The following table presents a summary of our consolidated cash flows from operating, investing and financing activities for the periods indicated.

	For the Quarter Ended
(dollars in millions)	March 31, 2021	March 31, 2020	$ Change	% Change
Net cash used in operating activities	$(28.8)	$(36.9)	$8.1	(22)%
Net cash used in investing activities	(8.8)	(3.4)	(5.4)	159%
Net cash provided by financing activities	774.7	224.4	550.3	245%
Net change in cash	$737.1	$184.1	$553.0	300%

Operating Activities

For the three-months ended March 31, 2021, net cash used in operating activities was $28.8 million, a decrease of $8.1 million in cash outflows compared to net cash used in operating activities of $36.9 million for the three-months ended March 31, 2020. The principal contributors to the year-over-year change in the operating cash flows were as follows:

•	A decrease of $12.0 million in cash outflows related to operating assets and liabilities resulting from
o	Changes in accounts receivable due to the timing of collections and the growth in the number of at-risk patients;
o	Changes in liability for unpaid claims due to the growth in the number of at-risk patients; and
o	Changes in accrued compensation and benefits due to the payment of employee bonuses.
•

A net change of $3.9 million in net loss and non-cash charges and credits, primarily due to an increase in net loss for the business, as noted above under “Results of Operations” offset by increased stock and unit-based compensation, non-cash operating lease charges and depreciation and amortization.

Investing Activities

For the three-months ended March 31, 2021, net cash used in investing activities was $8.8 million, an increase of $5.4 million in cash outflows compared to net cash used in investing activities of $3.4 million for the three-months ended March 31, 2020 due to an increase in capital expenditures primarily related to the buildout of new centers that will be opened throughout the year.

Financing Activities

Cash provided by financing activities for the three-months ended March 31, 2021 was $774.7 million, an increase of $550.3 million in cash inflows compared to cash provided by financing activities of $224.4 million for the three-months ended March 31, 2020 due to $898.2 million in proceeds from the issuance of the Convertible Senior Notes and cash outflows of $123.6 million related to the capped call transactions completed in March 2021, discussed in Note 10 of our financial statements included in this Quarterly Report on Form 10-Q. Cash provided by financing activities for the three-months ended March 31, 2020 was due to proceeds from the issuance of redeemable investor units.

Contractual Obligations and Commitments

As of March 31, 2021, our contractual obligations are summarized in the table below.

(dollars in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Convertible Senior Notes	$920.0	$-	$-	$920.0	$-
Operating Lease Obligations	165.6	18.3	33.3	28.3	85.7
Other Obligations	8.6	2.7	4.2	1.0	0.7
Total	$1,094.2	$21.0	$37.5	$949.3	$86.4

Off-Balance Sheet Obligations

As of March 31, 2021, we did not have any significant off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements and accompanying notes have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the amounts reported amounts of assets, liabilities, revenue and expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. The future effects of the COVID-19 pandemic on our results of operations, cash flows and financial position are unclear, however, we believe we have made reasonable estimates and assumptions in preparing the financial statements. Actual results may differ from these estimates. To the extent that there are material differences between these estimates and our actual results, our future financial statements will be affected.

For a description of our policies regarding our critical accounting policies, see “Critical Accounting Policies” in our Form 10-K for the year ended December 31, 2020. There have been no significant changes in our critical accounting estimate policies or methodologies to our condensed consolidated financial statements.

Recently Adopted Accounting Pronouncements

For a description of recently issued accounting pronouncements, see Note 1 to our consolidated financial statements of this Quarterly Report on Form 10-Q.

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

ITEM 3. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7A of our Form 10-K for the year ended December 31, 2020. There have been no material changes in our market risk exposures for the three-months ended March 31, 2021, as compared to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of March 31, 2021.

Changes to our Internal Controls over Financial Reporting

There were no material changes in our internal control over financial reporting during the three-months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As a result of the COVID-19 pandemic, certain employees began working remotely in March 2020. We have not identified any material changes in our internal control over financial reporting as a result of these changes to the working environment, in part because our internal control over financial reporting was designed to operate in a remote working environment. We are continually monitoring and assessing the COVID-19 situation to determine any potential impact on the design and operating effectiveness of our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 14, Commitments – Litigation and Contingencies to Oak Street Health, Inc.’s Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed under Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, except that the risk factors set forth are added.

Our indebtedness and liabilities could limit the cash flow available for operations, expose us to risks that could adversely affect our business, financial condition and results of operations.

In March 2021, we issued $920.0 million aggregate principal amount of Convertible Senior Notes in a private offering exempt from registration under the Securities Act of 1933. In the future, we may incur additional indebtedness to meet financing needs. Our indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:

•	increasing our vulnerability to adverse economic and industry conditions;
•	limiting our ability to obtain additional financing;
•

in the event special interest accrues on the Convertible Senior Notes, requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness, which will reduce the amount of cash available for other purposes;

•	limiting our flexibility to plan for, or react to, changes in our business; and
•	placing us at a possible competitive disadvantage with competitors that are less leveraged than us or have better access to capital.

Our business may not generate sufficient funds, and we may otherwise be unable to maintain sufficient cash reserves, to pay amounts due under the Convertible Senior Notes or any additional indebtedness that we may incur. In addition, any future indebtedness that we may incur may contain restrictive covenants that may limit our ability to operate our business, raise capital or make payments under our indebtedness. If we fail to comply with these covenants or to make payments under our indebtedness when due, then we would be in default under that indebtedness, which could, in turn, result in that indebtedness becoming immediately payable in full.

The conditional conversion feature of the Convertible Senior Notes, if triggered, may adversely affect our financial condition and operating results.

In the event the conditions to convert the notes are satisfied, holders will be entitled to convert their notes at any time during specified periods at their option. If one or more holders elect to convert their notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

Conversion of the Convertible Senior Notes may dilute the ownership interest of our stockholders or may otherwise depress the price of our common stock.

The conversion of some or all of the notes may dilute the ownership interests of our stockholders. Upon conversion of the notes, we have the option to pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock. If we elect to settle our conversion obligation in shares of our common stock or a combination of cash and shares of our common stock, any sales in the public market of our common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the notes may encourage short selling by market participants because the conversion of the notes could be used to satisfy short positions, or anticipated conversion of the notes into shares of our common stock could depress the price of our common stock.

The capped call transactions may affect the value of the Convertible Senior Notes and our common stock.

In connection with the pricing of the notes, we entered into capped call transactions with one or more of the purchasers or their affiliates and/or other financial institutions (the “option counterparties”). The capped call transactions are expected generally to reduce potential dilution to our common stock upon conversion of any notes and/or offset any cash payments we are required to make in excess of the principal amount of converted notes, as the case may be, with such reduction and/or offset subject to a cap.

In connection with establishing their initial hedges of the capped call transactions, the option counterparties or their respective affiliates purchased shares of our common stock and/or entered into various derivative transactions with respect to our common stock. This activity could have increased (or reduced the size of any decrease in) the market price of our common stock or the notes at that time.

The option counterparties and/or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the notes (and are likely to do so on each exercise date for the capped call transactions, which are expected to occur on each trading day during the 40 trading day period beginning on the 41st scheduled trading day prior to the maturity date of the notes, or following any termination of any portion of the capped call transactions in connection with any repurchase, redemption or early conversion of the notes). This activity could cause a decrease or avoid an increase in the market price of our common stock.

We do not make any representation or prediction as to the direction or magnitude of any potential effect that the transactions described above may have on the price of our common stock. In addition, we do not make any representation that the option counterparties will engage in these transactions or that these transactions, once commenced, will not be discontinued without notice.

We are subject to counterparty risk with respect to the capped call transactions.

The option counterparties are financial institutions, and we will be subject to the risk that any or all of them might default under the capped call transactions. Our exposure to the credit risk of the option counterparties will not be secured by any collateral. Past global economic conditions have resulted in the actual or perceived failure or financial difficulties of many financial institutions. If an option counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under the capped call transactions with such option counterparty. Our exposure will depend on many factors but, generally, an increase in our exposure will be correlated to an increase in the market price and in the volatility of our common stock. In addition, upon a default by an option counterparty, we may suffer more dilution than we currently anticipate with respect to our common stock. We can provide no assurance as to the financial stability or viability of the option counterparties.

Certain provisions in the indenture governing the Convertible Senior Notes may delay or prevent an otherwise beneficial takeover attempt of us.

Certain provisions in the indenture governing the Convertible Senior Notes may make it more difficult or expensive for a third party to acquire us. For example, the indenture governing the notes will require us, subject to certain exemptions, to repurchase the notes for cash upon the occurrence of a fundamental change and, in certain circumstances, to increase the conversion rate for a holder that converts its notes in connection with a make-whole fundamental change. A takeover of us may trigger the requirement that we repurchase the notes and/or increase the conversion rate, which could make it more costly for a potential acquirer to engage in such takeover. Such additional costs may have the effect of delaying or preventing a takeover of us that would otherwise be beneficial to investors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

Information regarding the issuance of the Convertible Senior Notes was previously provided in the Current Report on Form 8-K filed with the SEC on March 16, 2021, and therefore is not required to be furnished herein.

Use of Proceeds

Initial Public Offering

On August 10, 2020, we completed the IPO of our common stock pursuant to a Registration Statement (File No. 333-239818) which was declared effective on August 5, 2020. There have been no material change in the planned use of proceeds from the IPO from those that were described in the final prospectus filed pursuant to Rule 424(b) under the Securities Act and our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

4.1

Indenture, dated March 16, 2021, between Oak Street Health, Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the Current Report filed with the SEC on March 16, 2021).

4.2	Form 0% Convertible Senior Notes due 2026 (incorporated by reference to Exhibit 4.2 to the Current Report filed with the SEC on March 16, 2021).

10.1	Form of Capped Call Confirmation (incorporated by reference to Exhibit 10.1 to the Current Report filed with the SEC on March 16, 2021).)
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2020, filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2020, filed herewith.
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, filed herewith.
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, filed herewith.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Oak Street Health, Inc. (Registrant)

Date: May 10, 2021	By:	/s/Timothy Cook
Timothy Cook
Chief Financial Officer (Principal Financial Officer)