Form 10-Q
period 2021-06-30
Oak Street Health, Inc.
filed 2021-08-09
CIK 1564406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes  ☐    No  ☒

As of August 4, 2021, the registrant had 240,858,856 shares of common stock, $0.001 par value per share, outstanding.

PART I.	FINANCIAL INFORMATION	5

Item 1.	Financial Statements	5

	Consolidated Balance Sheets as of June 30, 2021 (unaudited) and December 31, 2020	6

	Consolidated Statements of Operations for the Three and Six-Months Ended June 30, 2021 and 2020 (unaudited)	7

	Consolidated Statements of Comprehensive Loss for the Three and Six-Months Ended June 30, 2021 and 2020 (unaudited)	8

	Consolidated Statements of Changes in Redeemable Investor Units and Stockholders’ Equity/Members’ (Deficit) for the Three and Six-Months Ended June 30, 2021 and 2020 (unaudited)	9

	Consolidated Statements of Cash Flows for the Six-Months Ended June 30, 2021 and 2020 (unaudited)	11

	Notes to Consolidated Financial Statements	12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	34

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	46

Item 4.	Controls and Procedures	46

PART II.	OTHER INFORMATION	47

Item 1.	Legal Proceedings	47

Item 1A.	Risk Factors	47

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	49

Item 3.	Defaults upon Senior Securities	49

Item 4.	Mine Safety Disclosures	49

Item 5.	Other Information	49

Item 6.	Exhibits	50

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
•

the impact of the Coronavirus disease (“COVID-19”) pandemic or any other pandemic, epidemic or outbreak of an infectious disease in the United States or worldwide on our business, financial condition and results of operations;

•	the effect of our relatively limited operating history on investors’ ability to evaluate our current business and future prospects;
•	the viability of our growth strategy and our ability to realize expected results;
•	our ability to attract new patients;
•	the dependence of our revenues and operations on a limited number of key payors;
•	the risk of termination or non-renewal of the Medicare Advantage contracts held by the health plans with which we contract, or the termination or non-renewal of our contracts with those plans;
•	the impact on our business from changes in the payor mix of our patients and potential decreases in our reimbursement rates;
•	our ability to manage our growth effectively, execute our business plan, maintain high levels of service and patient satisfaction and adequately address competitive challenges;
•	our ability to compete in the healthcare industry;
•	our ability to timely enroll new physicians and other providers in governmental healthcare programs before we can receive reimbursement for their services;
•	the impact on our business of reductions in Medicare reimbursement rates or changes in the rules governing the Medicare program;
•	our dependence on reimbursements by third-party payors and payments by individuals;
•	our assumption under most of our agreements with health plans of some or all of the risk that the cost of providing services will exceed our compensation;
•	the impact on our business of renegotiation, non-renewal or termination of capitation agreements with health plans;
•	risks associated with estimating the amount of revenues and refund liabilities that we recognize under our risk agreements with health plans;
•	the impact on our business of security breaches, loss of data or other disruptions causing the compromise of sensitive information or preventing us from accessing critical information;
•	our ability to develop and maintain proper and effective internal control over financial reporting;
•	the impact on our business of disruptions in our disaster recovery systems or management continuity planning;
•	the potential adverse impact of legal proceedings and litigation;
•	the impact of reductions in the quality ratings of the health plans we serve;
•	the risk of our agreements with the physician equity holder of our practices being deemed invalid;
•	our ability to maintain and enhance our reputation and brand recognition;

•	our ability to effectively invest in, implement improvements to and properly maintain the uninterrupted operation and data integrity of our information technology and other business systems;
•	our ability to obtain, maintain and enforce intellectual property protection for our technology;
•	the potential adverse impact of claims by third parties that we are infringing on or otherwise violating their intellectual property rights;
•	our ability to protect the confidentiality of our trade secrets, know-how and other internally developed information;
•	the impact of any restrictions on our use of or ability to license data or our failure to license data and integrate third-party technologies;
•	risks associated with our use of “open-source” software;
•	our dependence on our senior management team and other key employees;
•	the concentration of our primary care centers in Illinois, Michigan, Pennsylvania, Ohio, Texas and Indiana;
•	the impact on our business of an economic downturn;
•	our ability to attract and retain highly qualified personnel;
•	our management team’s limited experience managing a public company;
•	the impact on our business of the termination of our leases, increases in rent or inability to renew or extend leases;
•	the impact of failures by our suppliers, material price increases on supplies, lack of reimbursement for drugs we purchase or limitations on our ability to access new technology or products;
•	our ability to maintain our corporate culture;
•	the impact of competition for physicians and nurses, shortages of qualified personnel and related increases in our labor costs;
•	our ability to attract and retain the services of key primary care physicians;
•	the risk that our submissions to health plans may contain inaccurate or unsupportable information regarding risk adjustment scores of members;
•	our ability to accurately estimate incurred but not reported medical expense;
•	the impact of negative publicity regarding the managed healthcare industry;
•	the impact of state and federal efforts to reduce Medicaid spending;
•	the impact on our centers of adverse weather conditions and other factors beyond our control;
•	factors related to our issuance of Convertible Senior Notes (as defined later within this Quarterly Report on Form-10-Q); and
•	other factors disclosed in the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q and in similar sections in our other filings with the Securities and Exchange Commission (“SEC”).

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

OAK STREET HEALTH, INC.

CONSOLIDATED FINANCIAL STATEMENTS

For the quarterly period ended June 30, 2021

OAK STREET HEALTH, INC.

CONSOLIDATED BALANCE SHEETS

($ in millions, except shares/units and per share data)

	June 30, 2021 (unaudited)	December 31, 2020
Assets
Current assets:
Cash	$409.9	$409.3
Restricted cash	15.9	10.4
Other patient service receivables, net (Humana comprised $0.1 and $0.0 as of June 30, 2021 and December 31, 2020, respectively)	0.5	7.6
Capitated accounts receivable (Humana comprised $109.8 and $65.7 as of June 30, 2021 and December 31, 2020, respectively)	383.7	248.9
Marketable debt securities	669.2	-
Prepaid expenses	3.7	6.8
Other current assets	7.3	4.2
Total current assets	1,490.2	687.2

Long-term assets:
Property and equipment, net	91.8	78.8
Security deposits	1.5	1.3
Operating lease right-of-use assets (Humana comprised $49.8 and $0.0 as of June 30, 2021 and December 31, 2020, respectively)	127.4	-
Goodwill	11.4	9.6
Intangible assets, net	2.8	3.0
Other long-term assets	0.9	1.1

Total assets	$1,726.0	$781.0

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$15.2	$8.8
Accrued compensation and benefits	39.9	32.0
Liability for unpaid claims (Humana comprised $96.6 and $78.5 as of June 30, 2021 and December 31, 2020, respectively)	357.4	262.1
Other liabilities (Humana comprised $13.7 and $4.6 as of June 30, 2021 and December 31, 2020, respectively)	25.5	12.6
Total current liabilities	438.0	315.5

Long-term liabilities:
Long-term operating lease liabilities (Humana comprised $46.3 and $0.0 as of June 30, 2021 and December 31, 2020, respectively)	135.4	-
Deferred rent expense (Humana comprised $0.0 and $0.8 as of June 30, 2021 and December 31, 2020, respectively)	-	13.5
Other long-term liabilities (Humana comprised $28.3 and $20.1 as of June 30, 2021 and December 31, 2020, respectively)	32.6	28.8
Long-term debt	899.2	-

Total liabilities	1,505.2	357.8
Commitments and contingencies (See Notes 7 & 14)
Stockholders' equity:
Preferred Stock, par value $0.001; 50,000,000 shares authorized as of June 30, 2021 and December 31, 2020; no shares issued and outstanding as of June 30, 2021 and December 31, 2020	-	-
Common stock, par value $0.001; 500,000,000 shares authorized as of June 30, 2021 and December 31, 2020; 240,785,554 and 240,756,714 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	0.2	0.2
Additional paid-in capital (Humana comprised $50.0 and $50.0 as of June 30, 2021 and December 31, 2020, respectively)	935.0	971.8
Accumulated other comprehensive loss	(0.3)	-
Accumulated deficit	(717.2)	(555.8)
Total stockholders' equity allocated to Oak Street Health, Inc.	217.7	416.2
Non-controlling interests	3.1	7.0
Total stockholders' equity	220.8	423.2

Total liabilities and stockholders' equity	$1,726.0	$781.0

The accompanying notes are an integral part of these consolidated financial statements.

OAK STREET HEALTH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

($ in millions, except shares/units and per share data)

	Three-Months Ended		Six-Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Revenues:
Capitated revenue (Humana comprised $127.1 and $97.4 for the three-months ended June 30, 2021 and 2020, respectively, and $248.5 and $193.9 for the six-months ended June 30, 2021 and 2020, respectively)	$346.7	$208.0	$637.9	$404.6
Other patient service revenue (Humana comprised $1.5 and $0.8 for the three-months ended June 30, 2021 and 2020, respectively, and $2.7 and $1.6 for the six-months ended June 30, 2021 and 2020, respectively)	6.4	6.4	11.9	11.6
Total revenues	353.1	214.4	649.8	416.2

Operating expenses:
Medical claims expense (Humana comprised $105.7 and $64.0 for the three-months ended June 30, 2021 and 2020, respectively, and $178.7 and $123.8 for the six-months ended June 30, 2021 and 2020, respectively)	281.4	155.4	481.1	287.7
Cost of care, excluding depreciation and amortization (Humana comprised $2.3 and $1.2 for the three-months ended June 30, 2021 and 2020, respectively, and $4.3 and $2.4 for the six-months ended June 30, 2021 and 2020, respectively)	67.0	39.5	127.3	83.3
Sales and marketing	25.9	10.1	50.0	22.0
Corporate, general and administrative expenses	74.2	31.1	147.3	55.4
Depreciation and amortization	3.9	2.7	7.2	5.2
Total operating expenses	452.4	238.8	812.9	453.6

Loss from operations	(99.3)	(24.4)	(163.1)	(37.4)

Other (expense)/income:
Interest expense, net	(1.0)	(2.4)	(1.2)	(4.9)
Other	-	-	-	0.1
Total other (expense)	(1.0)	(2.4)	(1.2)	(4.8)
Net loss	(100.3)	(26.8)	(164.3)	(42.2)

Net loss attributable to non-controlling interests	2.3	0.1	2.9	0.4
Net loss attributable to Oak Street Health, Inc.	$(98.0)	$(26.7)	$(161.4)	$(41.8)

Undeclared and deemed dividends	$-	$(12.2)	$-	$(21.8)
Net loss attributable to common stock/unitholders	(98.0)	(38.9)	(161.4)	(63.6)
Weighted average common stock outstanding - basic and diluted[1]	221,168,630	N/A	221,595,670	N/A
Net loss per share – basic and diluted	$(0.44)	N/A	$(0.73)	N/A

[1]	Basic and diluted earnings per share of common stock is applicable only for periods after the Company's IPO that was completed on August 10, 2020.

The accompanying notes are an integral part of these consolidated financial statements.

OAK STREET HEALTH, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

($ in millions, except shares/units and per share data)

	Three-Months Ended		Six-Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net loss	$(100.3)	$(26.8)	$(164.3)	$(42.2)
Other comprehensive loss:
Net unrealized loss on marketable debt securities, net of tax	(0.3)	-	(0.3)	-
Comprehensive loss	(100.6)	(26.8)	(164.6)	(42.2)
Less: Comprehensive loss attributable to non-controlling interests	2.3	0.1	2.9	0.4
Comprehensive loss attributable to Oak Street Health, Inc.	$(98.3)	$(26.7)	$(161.7)	$(41.8)

The accompanying notes are an integral part of these consolidated financial statements.

OAK STREET HEALTH, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN

REDEEMABLE INVESTOR UNITS AND STOCKHOLDERS’ EQUITY/MEMBERS’ (DEFICIT)

(Unaudited)

($ in millions, except shares/units and per share data)

	Three-Months Ended
	Redeemable Investor Units		Members’ Capital
	Shares Issued	Amount	Shares Issued	Amount	Accumulated Deficit	Non-controlling Interests	Total Equity/Deficit
Balances March 31, 2020	12,472,242	$545.0	2,790,395	$6.0	(369.4)	$4.9	$(358.5)
Issuance of common units	-	-	829,567	-	-	-	-
Tender offer	-	-	(131,151)	(5.9)	(13.5)	-	(19.4)
Repurchases – profits interests	-	-	(1,594)	-	-	-	-
Forfeitures – profits interests	-	-	(25,757)	(0.1)	-	-	(0.1)
Unit-based compensation expense	-	-		3.5	-	-	3.5
Net loss	-	-		-	(26.8)	-	(26.8)
Balances June 30, 2020	12,472,242	$545.0	3,461,460	$3.5	(409.7)	$4.9	$(401.3)

	Three-Months Ended
	Common Stock
	Shares Issued	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Equity/Deficit
Balances March 31, 2021	240,784,438	$0.2	$891.7	$(619.2)	$-	$5.3	$278.0
Issuance of common stock upon vesting of restricted stock units	4,375	-	-	-	-	-	-
Issuance of common stock upon exercise of options	121,507	-	2.5	-	-	-	2.5
Shares withheld related to net settlement of stock based awards	(630)	-	-	-	-	-	-
Forfeitures	(124,136)	-	(0.7)	-	-	-	(0.7)
Stock compensation expense	-	-	41.5	-	-	-	41.5
Payments from non-controlling interests	-	-	-	-	-	0.1	0.1
Net unrealized loss on marketable debt securities	-	-	-	-	(0.3)	-	(0.3)
Net loss	-	-	-	(98.0)	-	(2.3)	(100.3)
Balances June 30, 2021	240,785,554	$0.2	$935.0	$(717.2)	$(0.3)	$3.1	$220.8

The accompanying notes are an integral part of these consolidated financial statements.

OAK STREET HEALTH, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN

REDEEMABLE INVESTOR UNITS AND STOCKHOLDERS’ EQUITY/MEMBERS’ (DEFICIT)

(Unaudited)

($ in millions, except shares/units and per share data)

	Six-Months Ended
	Redeemable Investor Units		Members’ Capital
	Shares Issued	Amount	Shares Issued	Amount	Accumulated Deficit	Non-controlling Interests	Total Equity/Deficit
Balances December 31, 2019	11,000,619	$320.6	2,530,864	$4.2	(354.4)	$5.3	$(344.9)
Issuance of series I, II and III investor units	1,471,623	224.4	-	-	-	-	-
Issuance of common units	-	-	1,095,067	-	-	-	-
Tender offer			(131,151)	(5.9)	(13.5)	-	(19.4)
Repurchases – profits interests	-	-	(2,031)	-	-	-	-
Forfeitures – profits interests	-	-	(31,289)	(0.1)	-	-	(0.1)
Unit-based compensation expense	-	-	-	5.3	-	-	5.3
Net loss	-	-	-	-	(41.8)	(0.4)	(42.2)
Balances June 30, 2020	12,472,242	$545.0	3,461,460	$3.5	(409.7)	$4.9	$(401.3)

	Six-Months Ended
	Common Stock
	Shares Issued	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Equity/Deficit
Balances December 31, 2020	240,756,714	$0.2	$971.8	$(555.8)	$-	$7.0	$423.2
Purchase of capped calls	-	-	(123.6)	-	-	-	(123.6)
Issuance of common stock upon vesting of restricted stock units	22,239	-	-	-	-	-	-
Issuance of common stock upon exercise of options	174,814	-	3.6	-	-	-	3.6
Shares withheld related to net settlement of stock based awards	(630)	-	-	-	-	-	-
Forfeitures	(167,583)	-	(0.8)	-	-	-	(0.8)
Stock compensation expense	-	-	84.0	-	-	-	84.0
Payments from non-controlling interest	-	-	-	-	-	0.1	0.1
Payments to non-controlling interest	-	-	-	-	-	(1.1)	(1.1)
Net unrealized loss on marketable debt securities	-	-	-	-	(0.3)	-	(0.3)
Net loss	-	-	-	(161.4)	-	(2.9)	(164.3)
Balances June 30, 2021	240,785,554	$0.2	$935.0	$(717.2)	$(0.3)	$3.1	$220.8

The accompanying notes are an integral part of these consolidated financial statements.

OAK STREET HEALTH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

($ in millions)

	Six-Months Ended
	June 30, 2021	June 30, 2020
Cash flows from operating activities:
Net loss	$(164.3)	$(42.2)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on debt and related issuance costs	1.3	0.8
Accretion of discounts and amortization of premiums on short-term marketable securities, net	0.4	-
Depreciation and amortization	7.2	5.2
Non-cash operating lease costs	7.3	-
Stock and unit-based compensation, net of forfeitures	83.2	5.2
Change in fair value of bifurcated derivative	-	0.3
Change in fair value of marketable debt securities	-	-
Change in operating assets and liabilities, net of impact of acquisitions:
Accounts receivable	(127.7)	(75.9)
Prepaid expenses and other current assets	(0.9)	1.9
Security deposits and other long-term assets	-	0.1
Accounts payable	4.3	(6.9)
Accrued compensation and benefits	7.9	(6.0)
Liability for unpaid claims	95.4	65.2
Operating lease liabilities	(6.6)	-
Other current liabilities	1.6	6.1
Other long-term liabilities	8.9	2.9
Other	-	0.1
Net cash used in operating activities	(82.0)	(43.2)

Cash flows from investing activities:
Proceeds from sales of marketable debt securities	2.2	-
Purchases of marketable debt securities	(672.0)	-
Purchase of business	(1.0)	-
Purchases of property and equipment	(18.0)	(8.0)
Net cash used in investing activities	(688.8)	(8.0)

Cash flows from financing activities:
Proceeds from borrowings on convertible senior notes, net	897.9	-
Purchase of capped calls	(123.6)	-
Proceeds from issuance of redeemable investor units	-	224.4
Capital contributions from non-controlling interests	0.1	-
Capital distributions to non-controlling interests	(1.1)	-
Tender Offer - common units	-	(19.4)
Proceeds from exercise of options	3.6	-
Net cash provided by financing activities	776.9	205.0

Net change in cash, cash equivalents and restricted cash	6.1	153.8
Cash, cash equivalents and restricted cash, beginning of period	419.7	42.2
Cash, cash equivalents and restricted cash, end of period	$425.8	$196.0
Supplemental disclosures
Cash paid for interest	-	4.0
Additions to construction in process funded through accounts payable	2.1	-

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

The Company operates primary care centers serving Medicare beneficiaries. The Company, through its centers and management services organization, combines an innovative care model with superior patient experience. The Company invests resources into primary care to prevent unnecessary acute events and manage chronic illnesses. The Company engages Medicare eligible patients through the use of an innovative community outreach approach. Once patients are engaged, the Company integrates population health analytics, social support services and primary care into the care model to drive improved outcomes. The Company contracts with health plans to generate medical costs savings and realize a return on its investment in primary care. As of June 30, 2021, the Company operated 95 centers.

Initial Public Offering and Reorganization Transactions

On August 10, 2020, we completed our IPO in which we issued and sold 17,968,750 shares of common stock, par value $0.001 per share, at an offering price of $21.00 per share. The share amount included the exercise in full of the underwriters’ option to purchase 2,343,750 additional shares of common stock. We received net proceeds of $351.2 million, after deducting underwriting discounts and commissions of $22.6 million and deferred offering costs of $3.5 million. Deferred, direct offering costs were capitalized and recorded against proceeds from the offering and consisted of fees and expenses incurred in connection with the sale of our common stock in the IPO, including the legal, accounting, printing and other offering related costs.

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

Basis of Presentation and Consolidation

The accompanying unaudited interim consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such regulations. These financial statements have been prepared on a basis consistent with the accounting principles applied for the fiscal year ended December 31, 2020 in the Company’s Form 10-K filed with the SEC. In the opinion of management, all adjustments (consisting of all normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six-months ended June 30, 2021, including the impact of COVID-19, are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

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

Oak Street Health MSO LLC (“MSO”), a wholly owned subsidiary of OSH LLC, was formed in 2013 to provide a wide range of management services to the Physician Groups (as defined below). Activities include but are not limited to operational support of the centers, marketing, information technology infrastructure and the sourcing and managing of health plan contracts. Oak Street Health Physicians Group PC, OSH-IN Physicians Group PC, OSH-MI Physicians Group PC, OSH-OH Physicians Group LLC, OSH-PA Physicians Group PC, OSH-RI Physicians Group PC, Oak Street Health of Texas, PLLC, Griffin Myers Medical PC, Oak Street Health Physicians Group of South Carolina LLC, Oak Street Health Physicians Group of Louisiana LLC, Oak Street Health Physicians Group of Mississippi LLC, Oak Street Health Physicians Group of Alabama, LLC, Oak Street Health Physicians Group of Kentucky, LLC, Oak Street Health Physicians Group of Missouri, Oak Street Health Physicians Group of New Mexico, LLC, Oak Street Health Physicians Group of Arizona, PLLC and Oak Street Health Physicians Group of Oklahoma, LLC (collectively, the “Physician Groups”) employ healthcare providers to deliver primary care services to the Medicare covered population of Alabama, Georgia, Illinois, Indiana, Louisiana, Michigan, Mississippi, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, South Carolina, Tennessee and Texas. These entities are consolidated as each are considered variable interest entities where the Company has a controlling financial interest (see Note 15).

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

Emerging Growth Company Status

We currently meet the definition of an emerging growth company, as defined in the Jumpstart Our Business Startups Act (“JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We elected to use this extended transition period until we are no longer an emerging growth company or until we affirmatively and irrevocably opt out of the extended transition period. Based on the aggregate worldwide market value of our shares of common stock held by our non-affiliate stockholders as of June 30, 2021, we expect that we will become a “large accelerated filer” and lose emerging growth status beginning with our Annual Report on Form 10-K for the year ended December 31, 2021. We will also no longer be exempt from the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002, as amended, and our independent registered public accounting firm will evaluate and report on the effectiveness of internal control over financial reporting.

Use of Estimates

In accordance with its policy, the Company reviews its estimated liability for unpaid claims on an ongoing basis. During the second quarter of 2021, this review indicated that actual medical claims expense was higher than prior period estimates due to COVID-19 related healthcare costs and a change in historical utilization patterns. As a result, as of the period ended June 30, 2021, the Company updated its estimate of its liability of unpaid claims, primarily based on historical experience of medical claims expense. The result of this updated information was additional medical claims expense for the three-months ended June 30, 2021 of approximately $19.0 million, or ($0.09) per share (basic and diluted) and for the six-months ended June 30, 2021 of approximately $1.4 million, or ($0.01) per share (basic and diluted) related to prior periods.

COVID-19 CARES ACT

On March 27, 2020, the United States President signed into law the Coronavirus Aid, Relief and Economic Securities Act (“CARES Act”) which provides economic assistance to a wide array of industries, including healthcare. Thus far, the Company has taken the following actions related to this legislation:

•

Provider Relief Funds. The U.S. Department of Health and Human Services (“HHS”) distributed grants to healthcare providers to offset the impacts of COVID-19 pandemic related expenses and lost revenues through the Public Health and Social Services Emergency Fund. Grants received are subject to the terms and conditions of the program, including that such funds may only be used to prevent, prepare for and respond to COVID-19 and will reimburse only for health care related expenses, general and administrative expenses or lost revenues that are attributable to the COVID-19 pandemic as defined by the HHS. Payments from this fund are not loans and, therefore, they are not subject to repayment. We recognize grant payments as income when there is reasonable assurance that we have complied with conditions associated with the grant. Our estimates could change materially in the future based on the government’s evolving compliance guidance. During the six-months ended June 30, 2021 and 2020, the Company received $2.6 million and $4.7 million, respectively, related to these grants.  The Company recognized $1.6 million and $0.8 million, for the three-months ended June 30, 2021 and 2020, respectively, and $3.5 million and $0.8 million for the six-months ended June 30, 2021 and 2020, respectively, as income to offset COVID-19 pandemic related expenses incurred in the cost of care, excluding depreciation and amortization.  There were no unrecognized grants on the balance sheet as of June 30, 2021.

•

Medicare Accelerated and Advanced Payment Program. The Centers for Medicare & Medicaid Services (“CMS”) expanded its Accelerated and Advance Payment Program which allows participants to receive expedited payments during periods of national emergencies. Under the program, we received an interest-free advancement of 100% of our Medicare payment amount for a three-month period. Repayment will begin one year from the date the payments were received and will be paid back against future fee-for-service claims.  Beginning at one year from the date the payment was issued and continuing for eleven months, payments will be recouped at a rate of 25%.  After the eleven months end, payments will be recouped at a rate of 50% for another six months, after which any remaining balance will become due. During 2020, the Company received approximately $1.5 million in CMS advance payments, which will be paid back against future fee-for-service claims. During the three and six-months ended June 30, 2021, the Company paid back $0.2 million and recorded an offset to other patient service receivables. As of June 30, 2021, there was $0.5 million and $0.8 million remaining in other current liabilities and other long-term liabilities, respectively.

•

Payroll Tax Deferral. Under the CARES Act, the Company elected to defer payment on its portion of Social Security taxes, on an interest free basis, incurred from March 27, 2020 to December 31, 2020. One-half of such deferral amount will become due on each of December 31, 2021 and December 31, 2022. The total deferred payroll taxes were $7.0 million, $3.5 million was classified as a short-term liability and $3.5 million was classified as a long-term liability at June 30, 2021.

•

Temporary Suspension of Medicare Sequestration. The Budget Control Act of 2011 requires a mandatory, across the board reduction in federal spending, called a sequestration. Medicare fee-for-service claims with dates of service or dates of discharge on or after April 1, 2013 incur a 2.0% reduction in Medicare payments. All Medicare rate payments and settlements have incurred this mandatory reduction and it will continue to remain in place through at least 2023, unless Congress takes further action. In response to COVID-19, the CARES Act temporarily suspended the automatic 2.0% reduction of Medicare claim reimbursements for the period of May 1, 2020 through December 31, 2021, which immaterially increased both revenues and medical expenses for the three and six-months ended June 30, 2021 and 2020.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company described its significant accounting policies in Note 2 of the Notes to Consolidated Financial Statements for the year ended December 31, 2020 included in its Form 10-K. During the six-months ended June 30, 2021, there were no significant changes to those accounting policies, other than the adoption of ASC 842 (as defined below), Accounting Standards Update (“ASU”) 2020-06 and those policies impacted by the new accounting pronouncements adopted during the period and further described below as well as in the “Recently Adopted Accounting Pronouncements” section.

Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents consisted of cash on deposit and investments in money market funds.

Marketable Debt Securities

The Company’s investments in marketable debt securities are classified as available-for-sale and are carried at fair value, with the unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) in total equity (deficit). The

Company determines the appropriate classification of these investments at the time of purchase and reevaluates such designation at each balance sheet date. The Company classifies the available-for-sale investments as current assets under the caption marketable debt securities on the consolidated balance sheets as these investments generally consist of highly marketable securities that are identified to be available to meet near-term cash requirements and fund current operations. Realized gains and losses and declines in value determined to be other-than-temporary are based on the specific identification method and are included as a component of other (expense) income, net in the consolidated statements of operations.

The Company periodically evaluates its investments in marketable debt securities for other-than-temporary impairment. When assessing short-term marketable security investments for other-than-temporary declines in value, the Company considers such factors as, among other things, how significant the decline in value is as a percentage of the original cost, how long the market value of the investment has been less than its original cost, the Company’s ability and intent to retain the short-term marketable security investment for a period of time sufficient to allow for any anticipated recovery in fair value and market conditions in general. If any adjustment to fair value reflects a decline in the value of the marketable security that the Company considers to be other-than-temporary, the Company reduces the marketable debt securities through a charge to the consolidated statement of operations. No such adjustments were necessary during the periods presented.

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

Convertible Debt

The Company evaluates all conversion, repurchase and redemption features contained in a debt instrument to determine if there are any embedded features that require bifurcation as a derivative.  In accounting for the issuance of the 0% Convertible Senior Notes due 2026 issued in March 2021 (the “Convertible Senior Notes”), the Company recorded a long-term debt liability equal to the proceeds received from issuance, including the embedded conversion feature, net of the debt issuance and offering costs on the Company’s consolidated balance sheets. The conversion feature is not required to be accounted for separately as an embedded derivative. The Company amortizes debt issuance and offering costs over the term of the Convertible Senior Notes as interest expense utilizing the effective interest method on the Company’s consolidated statements of operations.

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

Recently Adopted Accounting Pronouncements

In 2016, the Financial Accounting Standards Board (“FASB”) issued guidance on leases, Accounting Standards Updates 2016-02, Leases (“ASU 2016-02), with amendments issued in 2018 and 2019 (collectively, “ASC 842”). ASC 842 requires lessees to recognize assets and liabilities related to lease arrangements on the balance sheet; leases are to be recorded as a lease liability (on a discounted basis) with a corresponding right-of-use (“ROU”) asset. Leases will be classified as finance or operating, with the classification affecting the pattern and classification of expense recognition over the lease term. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous GAAP. This guidance also expands the required quantitative and qualitative disclosures for leasing arrangements and gives rise to other changes impacting certain aspects of lessee and lessor accounting. The two permitted transition methods under the guidance are the modified retrospective transition approach, which requires application of the guidance for all comparative periods, and the cumulative effect adjustment approach, which requires prospective application the adoption date.

The Company adopted ASC 842 effective January 1, 2021 under the modified retrospective transition method. Under this method, financial statements for periods after the adoption date are presented in accordance with ASC 842 and prior-period financial statements continue to be presented in accordance with ASC 840, the accounting standard originally in effect for such periods. The package of practical expedients included that the Company was not required to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. Also, as part of the adoption, the Company elected to not recognize short-term leases (those with lease terms less than a year) on the consolidated balance sheets, not separate lease and non-lease components and did not use hindsight to determine lease term. The most significant impact was the recognition of ROU assets and lease liabilities for our operating leases. The ROU assets represent the right to use an underlying asset for the lease term, and lease liabilities represent an obligation to make lease payments arising from the lease at lease commencement date. The Company’s operating leases resulted in the recognition of additional assets and the corresponding liabilities on its consolidated balance sheets, however it did not have a material impact on the consolidated statements of operations or cash flows for the three and six- months ended June 30, 2021. The Company recognized ROU assets and lease liabilities for operating leases of $108.1 million and $(126.8) million, respectively, upon adoption as of January 1, 2021. The difference between the lease liability and right-of-use asset mainly related to the reversal of existing deferred rent balances.

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

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06 Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity. Among other changes, ASU 2020-06 removes the liability and equity separation model for convertible instruments with a cash conversion feature, and as a result, after adoption, entities will no longer separately present in equity an embedded conversion feature for such debt. Similarly, the embedded conversion feature will no longer be amortized into income as interest expense over the life of the instrument. Instead, entities will account for a convertible debt instrument wholly as debt unless (1) a convertible instrument contains features that require bifurcation as a derivative under ASC Topic 815, Derivatives and Hedging, or (2) a convertible debt instrument was issued at a substantial premium. Additionally, ASU 2020-06 requires the application of the if-converted method to calculate the impact of convertible instruments on diluted earnings per share and updates the disclosure requirements in ASC 470-20, making them easier to understand for financial statement preparers and improving the decision-usefulness and relevance of the information for financial statement users. This ASU was early adopted on January 1, 2021 and applied to the Company’s 0% Convertible Senior Notes due 2026 issued in March 2021 (Refer to Note 10, Convertible Senior Notes, for further information regarding the Company’s Convertible Senior Notes). The guidance was not applied to any other debt arrangements at the Company.

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

Recent Accounting Pronouncements Not Yet Adopted

In October 2018, the FASB issued ASU 2018-17, Consolidation – Targeted Improvements to Related Party Guidance for Variable Interest Entities (Topic 810) (“ASU 2018-17”). ASU 2018-17 eliminates the requirement that entities consider indirect interests held through related parties under common control in their entirety when assessing whether a decision-making fee is a variable interest. Instead, the reporting entity will consider such indirect interests on a proportionate basis. ASU 2018-17 is effective for a private company for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. Due to the expected loss of emerging growth status for the year-ended December 31, 2021, this guidance will be effective in our annual filing for the year ended December 31, 2021. All entities are required to apply the adjustments in ASU 2018-17 retrospectively with a cumulative-effect adjustment to retained earnings at the beginning of the earliest period presented. The Company is currently evaluating the impact ASU 2018-17 will have on its consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 introduces a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. The guidance is effective for private companies beginning January 1, 2023. Due to the expected loss of emerging growth status for the year-ended December 31, 2021, this guidance will be effective in our annual filing for the year ended December 31, 2021. The new current expected credit losses (“CECL”) model generally calls for the immediate recognition of all expected credit losses and applies to loans, accounts and trade receivables as well as other financial assets measured at amortized cost, loan commitments and off-balance sheet credit exposures, debt securities and other financial assets measured at fair value through other comprehensive income, and beneficial interests in securitized financial assets. The new guidance replaces the current incurred loss model for measuring expected credit losses, requires expected losses on available for sale debt securities to be recognized through an allowance for credit losses rather than as reductions in the amortized cost of the securities, and provides for additional disclosure requirements. The Company is currently evaluating the impact the adoption of ASU 2016-13 will have on its consolidated financial statements.

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

Capitated Revenue and Accounts Receivable

Capitated revenue consists primarily of capitated fees for medical services provided by us under capitated arrangements directly made with various Medicare Advantage managed care payors or the Centers for Medicare and Medicaid Services (“CMS”). The Company receives a fixed fee per patient under what is typically known as a “risk contract.” Risk contracting, or full risk capitation, refers to a model in which the Company receives from the third-party payor a fixed payment per patient per month (“PPPM” payment) for a defined patient population, and the Company is then responsible for providing healthcare services required by that patient population. The Company is responsible for incurring or paying for the cost of healthcare services required by that patient population in addition to those provided by the Company. Fees are recorded gross in revenues because the Company is acting as a principal in arranging, providing and controlling the managed healthcare services provided to the eligible enrolled members. Neither the Company nor any of its affiliates is a registered insurance company because state law in the states in which it operates does not require such registration for risk-bearing providers.

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

Our revenues are based upon the estimated PPPM amounts we expect to be entitled to receive from Medicare Advantage managed care payors and CMS. Under our managed care contracts, the PPPM rates are determined as a percent of the premium the Medicare Advantage plan receives from CMS for our at-risk members. Those premiums are determined via a competitive bidding process with CMS and are based upon the cost of care in a local market and the average utilization of services by the patients enrolled. Under our contract with CMS, the PPPM rates are determined as a percent of the premium, also adjusted for the cost of care in a local market and the average utilization of services, for our at-risk members.

Medicare pays capitation using a “risk adjustment model,” which compensates providers based on the health status (acuity) of each individual patient. Payors with higher acuity patients receive more, and those with lower acuity patients receive less. Under the risk adjustment model, capitation is paid on an interim basis based on enrollee data submitted for the preceding year and is adjusted in subsequent periods after the final data is compiled. As premiums are adjusted via this risk adjustment model, our PPPM payments will change in unison with how our payor partners’ premiums change with CMS. The Company determined the transaction price for these contracts is variable as it primarily includes PPPM fees which can fluctuate throughout the contract based on the acuity of each individual enrollee. Our capitated accounts receivable includes $67.1 million and $42.2 million as of June 30, 2021 and 2020, respectively, for acuity-related adjustments that are estimated to be received in subsequent periods. In certain contracts, PPPM fees also include adjustments for items such as performance incentives or penalties based on the achievement of certain clinical quality metrics as contracted with payors. There were no PPPM adjustments related to performance incentives/penalties for quality-related metrics for the three and six-months ended June 30, 2021 and 2020. The capitated revenues are recognized based on the estimated PPPM transaction price to transfer the service for a distinct increment of the series (i.e. month) and is recognized net of projected acuity adjustments and performance incentives/penalties because the Company is able to reasonably estimate the ultimate PPPM payment of these contracts. We recognize revenue in the month in which eligible members are entitled to receive healthcare benefits during the contract term. Subsequent changes in PPPM fees and the amount of revenue to be recognized by the Company are reflected through subsequent period adjustments to properly recognize the ultimate capitation amount and do not result in a significant reversal of revenue when the uncertainty is resolved in subsequent periods. As the period between the time of service and time of payment is typically one year or less, the Company elected the practical expedient under ASC 606-10-32-18 and did not adjust for the effects of a significant financing component.

Certain third-party payor contracts include a Medicare Part D payment related to pharmacy claims, which is subject to risk sharing through accepted risk corridor provisions. Under certain agreements the fund risk allocation is established where the Company, as the contracted provider, receives only a portion of the risk and the associated surplus or deficit. The Company estimates and recognizes an adjustment to Part D capitated revenues related to these risk corridor provisions, based upon pharmacy claims experience to date, as if the annual risk contract were to terminate at the end of the reporting period. Medicare Part D comprised 2% of capitated revenues for the three and six-months ended June 30, 2021 and 2020, and 3% of medical claims expense for the three and six-months ended June 30, 2021 and 2020, respectively.

The Company had agreements in place with the payors listed below, and payor sources of capitated revenue for each period presented were as follows:

	For the three-months ended		For the six-months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Humana	37%	47%	39%	48%
Wellcare/Meridian	17%	13%	17%	13%
Cigna-HealthSpring	9%	11%	9%	11%
Other	37%	29%	35%	28%

Other Patient Service Revenue

Other patient service revenue is comprised of ancillary fees earned under contracts with certain managed care organizations for the provision of certain care coordination services and care management services and is also comprised of fee-for-service revenue. The composition of other patient service revenue for each period was as follows ($ in millions):

	For the three-months ended		For the six-months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Fee for service	$1.8	$1.2	3.3	$2.3
Care coordination and care management services	4.6	5.2	8.6	9.3
Total other patient service revenue	$6.4	$6.4	11.9	$11.6

The Company has entered into multi-year agreements with Humana and its affiliates to provide services at certain centers to members covered by Humana. The agreements contain an administrative payment from Humana in exchange for the Company providing certain care coordination services during the term of the contract (“Care Coordination Payment”). The Care Coordination Payments are recognized in other patient service revenue ratably over the length of the terms stated in the contracts and are refundable to Humana on a pro-rata basis if the Company ceases to provide services at the centers within the length of the term specified in the contracts. We have identified a single performance obligation to stand ready to provide care coordination services to patients, which constitutes a series of distinct service increments. As of June 30, 2021 and December 31, 2020, the Company’s contract liabilities related to these payments totaled $22.6 million and $16.6 million, respectively. The short-term portion is recorded in other liabilities and the long-term portion is included in other long-term liabilities in the accompanying consolidated balance sheets.

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

	For the three-months ended		For the six-months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Medicare	34%	54%	35%	49%
Humana	12%	6%	12%	8%
Other	54%	40%	53%	43%

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

The Company has a financial assistance policy in which patients will be assessed for financial hardship and other criteria that are used to make a good-faith determination of financial need, in which case the Company will waive or reduce a Medicare beneficiary’s obligation to pay copay, coinsurance or deductible amounts owed for the provision of medical services. The majority of our fee-for-service patients qualify for financial assistance. The total amount of patient revenues that were waived per the Company’s financial assistance policy were $2.1 million and $0.3 million for the three-months ended June 30, 2021 and 2020, respectively, and $3.3 million and $1.8 million for the six-months ended June 30, 2021 and 2020, respectively. The Company’s cost to provide care in regard to the services for which the patient’s financial obligation was waived was estimated to be $6.4 million and $0.5 million for the three-months ended June 30, 2021 and 2020, respectively, and $9.9 million and $3.0 million for the six-months ended June 30, 2021 and 2020, respectively using a cost-to-charge ratio estimate. The Company invests heavily in primary care to prevent unnecessary acute events and manage chronic illnesses, and the cost incurred exceeds the amount that the Company would have realized under fee-for-service payment arrangements. The Company is willing to accept this deficit as many fee-for-service patients become Medicare Advantage patients under capitated arrangements.

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

Note 4. Fair Value of Financial Instruments

Fair Value Measurements

In determining the fair value of financial assets and liabilities, the Company utilizes market data or other assumptions that it believes market participants would use in pricing the asset or liability in the principal or most advantageous market and adjusts for non-performance and/or other risks associated with the Company as well as counterparties, as appropriate. Assets and liabilities measured at fair value are classified using the following hierarchy, which is based upon the transparency of inputs to the valuation as of the measurement date:

Level 1 – Valuations based on unadjusted quoted prices which are available in active markets for identical assets or liabilities accessible at the measurement date.

Level 2 – Valuations with inputs other than quoted prices included in Level 1 inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.

Level 3 – Valuations with unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis:

	Fair Value Measurements as of June 30, 2021 using:
	Level 1	Level 2	Level 3	Total
Marketable debt securities:
Commercial paper	176.0	-	-	176.0
U.S. Treasury obligations	$-	$42.3	$-	$42.3
Corporate bonds	-	377.9	-	377.9
Asset-backed securities	-	63.5	-	63.5
Other	-	9.5	-	9.5
Total financial assets	$176.0	$493.2	$-	$669.2

The Company measures the fair value of corporate bonds, U.S. treasury obligations and asset-backed securities by taking into consideration valuations obtained from third-party pricing services. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. There were no investments as of December 31, 2020. During the three and six-months ended June 30, 2021, there were no transfers between Level 1, Level 2 and Level 3.

The Company's Convertible Senior Notes are classified within Level 2 of the fair value hierarchy as the valuation inputs are based on quoted prices in an inactive market on the last day in the reporting period. As of June 30, 2021, the fair value of the Convertible Senior Notes was $941.9 million compared to their carrying value of $899.2 million, which is net of unamortized debt issuance and offering costs.

Investments

        At June 30, 2021, the Company’s marketable debt securities classified as available-for-sale were as follows:

	June 30, 2021
	Amortized cost	Net unrealized gains (losses)	Fair value
Marketable debt securities:
Commercial paper	$176.0	$(0.0)	$176.0
U.S. Treasury obligations	42.3	(0.0)	42.3
Corporate bonds	378.2	(0.3)	377.9
Asset-backed securities	63.5	(0.0)	63.5
Other	9.5	(0.0)	9.5
Total marketable debt securities	$669.5	$(0.3)	$669.2

These investments in marketable debt securities carry maturity dates between less than one year and four years from date of purchase. The net realized gains and losses were immaterial during the three and six-months ended June 30, 2021.

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of June 30, 2021 and December 31, 2020 ($ in millions):

	June 30, 2021	December 31, 2020
Leasehold improvements	$71.0	$63.6
Furniture and fixtures	5.1	4.9
Computer equipment	24.6	17.8
Internal use software	8.7	6.1
Office equipment	10.1	9.7
Construction in process	6.8	4.2
Total, at cost	126.3	106.3
Less accumulated depreciation	(34.5)	(27.5)
Property and equipment, net	$91.8	$78.8

The Company recorded depreciation expense of $3.8 million and $2.6 million for the three-months ended June 30, 2021 and 2020, respectively. The Company recorded depreciation expense of $7.0 million and $5.0 million for the six-months ended June 30, 2021 and 2020, respectively.

The Company expensed $0.3 million and $0.1 million of capitalized development costs for the three-months ended June 30, 2021 and 2020, respectively. The Company expensed $0.6 million and $0.1 million of capitalized development costs for the six-months ended June 30, 2021 and 2020, respectively.

NOTE 6. GOODWILL AND INTANGIBLE ASSETS

On January 22, 2021, Oak Street Health entered into an agreement to purchase the assets of a medical practice for $1.8 million base purchase price which was accounted for under the acquisition method of accounting pursuant to ASC 805.

Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $11.4 million and $9.6 million at June 30, 2021 and December 31, 2020, respectively.

Intangible assets with a finite useful life continue to be amortized over its useful lives. Net intangible assets amounted to $2.8 million and $3.0 million at June 30, 2021 and December 31, 2020, respectively. The Company recorded amortization expense of $0.1 million for the three-months ended June 30, 2021 and 2020. The Company recorded amortization expense of $0.2 million for the six-months ended June 30, 2021 and 2020.

NOTE 7. LEASES

ASC 842 Disclosures

The Company leases offices, operating facilities, vehicles and IT equipment, which are accounted for as operating leases. These leases have remaining lease terms of up to 30 years, inclusive of renewal or termination options that the Company is reasonably certain to exercise.

Operating lease and variable lease costs are included in cost of care, excluding depreciation and amortization and corporate, general and administrative expenses in the consolidated statements of operations. Variable lease costs are the portion of lease payments that are not fixed over the lease term. Variable lease costs include real estate payments that are adjusted periodically for inflation or other variables as well as payments for taxes, insurance, maintenance and other expenses. Also included in variable lease costs are license fees paid to Humana (see Note 16). We expense variable lease costs as incurred. The Company elected to combine lease and non-lease components as a single lease component and not include short-term leases, defined as leases with an initial term of twelve months or less, in its consolidated balance sheets. The Company’s short-term leases were immaterial. The components of lease expense for the Company’s operating leases were as follows for the three and six-months ended June 30, 2021 ($ in millions):

	For the three months ended June 30, 2021	For the six-months ended June 30, 2021
Operating lease cost	$4.9	$9.4
Variable lease cost	3.8	8.7
Total lease cost	$8.7	$18.1

The Company entered into operating leases that resulted in $ 19.1 million and $26.8 million of right-of-use assets in exchange for operating lease obligations for the three and six-months ended June 30, 2021, respectively.

The weighted-average remaining lease term and discount rate for operating lease liabilities included in the consolidated balance sheets are as follows:

June 30, 2021
Weighted-average remaining lease term (in years)	10.4
Weighted-average discount rate	4.16%

The table below presents the future minimum lease payments under the noncancelable operating leases as of June 30, 2021 ($ in millions):

2021	$6.9
2022	20.1
2023	19.0
2024	17.3
2025	16.5
2026	16.3
Thereafter	88.8
Total lease payments	$184.9
Less: imputed interest	(38.5)
Total operating lease liabilities	$146.4
Reported as:
Operating lease liabilities, current (1)	11.0
Operating lease liabilities, noncurrent	135.4
Total operating lease liabilities	$146.4

(1) Included in other liabilities on the consolidated balance sheet

ASC 840 Disclosures

Prior to adoption of ASC 842, the Company accounted for its lease arrangements under ASC 840, Leases, with no ROU assets or lease liabilities being reflected on the consolidated balance sheets. Therefore, the Company recognized $4.6 million (including $0.9 million of Humana license fee expense) and $9.2 million (including $1.9 million of Humana license fee expense) of rent expense for the three and six-months ended June 30, 2020 included in costs of care and corporate, general and administrative expenses in the consolidated statements of operations. Additionally, the Company recorded $13.5 million at December 31, 2020 of deferred rent that was classified as a long-term liability in the consolidated balance sheets.

NOTE 8. OTHER CURRENT AND LONG-TERM LIABILITIES

Accrued compensation and benefits consisted of the following as of ($ in millions):

	June 30, 2021	December 31, 2020
Accrued paid time off	$6.2	$5.0
Accrued bonus and commission	13.8	19.1
Employee stock purchase plan contributions	3.3	-
Accrued payroll and taxes	10.4	1.8
CARES Act deferred payroll taxes	3.5	3.5
Other	2.7	2.6
	$39.9	$32.0

Other current liabilities consisted of the following as of ($ in millions):

	June 30, 2021	December 31, 2020
Humana license fee	$4.2	$0.6
Operating lease liabilities	11.0	-
Contract liabilities, current	5.0	4.3
Accrual for goods or services received, not invoiced	2.9	3.6
CARES Act Medicare advances & Provider Relief Funds	0.5	2.3
Other current liabilities	1.9	1.8
	$25.5	$12.6

Other long-term liabilities consisted of the following as of ($ in millions):

	June 30, 2021	December 31, 2020
Humana license fee, net of current	$10.3	$7.3
Contract liabilities, net of current	18.0	12.8
Lease incentive obligation, net of current	-	5.1
CARES Act deferred payroll taxes	3.5	3.5
Other long-term liabilities	0.8	0.1
	$32.6	$28.8

NOTE 9. LIABILITY FOR UNPAID CLAIMS

Medical claims expense and the liability for unpaid claims include estimates of the Company’s obligations for medical care services that have been rendered by third parties on behalf of insured consumers for which the Company is contractually obligated to pay (through the Company’s full risk capitation arrangements), but for which claims have either not yet been received, processed or paid. The Company develops estimates for medical care services incurred but not reported, which includes estimates for claims that have not been received or fully processed, using a process that is consistently applied, centrally controlled and automated. This process includes utilizing actuarial models when a sufficient amount of medical claims history is available from the third-party healthcare service providers. The actuarial models consider factors such as time from date of service to claim processing, seasonal variances in medical care consumption, health care professional contract rate changes, medical care utilization and other medical cost trends, membership volume and demographics, and benefit plan changes. In developing its unpaid claims liability estimates, the Company applies different estimation methods depending on which incurred claims are being estimated. For the most recent three-months, the Company estimates claim costs incurred by applying observed medical cost trend factors to the average PPPM medical costs incurred in prior months for which more complete claims data are available, supplemented by a review of near-term completion factors (actuarial estimates, based upon historical experience and analysis of current trends, of the percentage of incurred claims during a given period that have been adjudicated by the Company at the date of estimation). For the months prior to the most recent three-months, the Company applies completion factors to actual claims adjudicated-to-date to estimate the expected amount of ultimate incurred claims for those months.

The Company purchases provider excess insurance to protect against significant, catastrophic claims expenses incurred on behalf of its patients. The total amount of provider excess insurance premium was $1.0 million and $0.9 million, and total reimbursements were $3.0 million and $0.5 million for the three-months ended June 30, 2021 and 2020, respectively. The total amount of provider excess insurance premium was $1.9 million and $1.7 million, and total reimbursements were $3.4 million and $0.8 million for the six-months ended June 30, 2021 and 2020, respectively. The provider excess insurance premiums less reimbursements are reported in medical claims expense in the consolidated statements of operations. Provider excess recoverables due are reported in other current assets in the consolidated balance sheets. As of June 30, 2021, the Company’s provider excess insurance deductible was $0.3 million per member and covered up to a maximum of $5.0 million per member per calendar year.

Activity within liabilities for unpaid claims was as follows for the six-months ended ($ in millions):

	June 30, 2021	June 30, 2020
Balance, beginning of period	$262.1	$170.6
Incurred health care costs:
Current year	478.0	274.7
Prior years	3.9	11.3
Total claims incurred	$481.9	$286.0
Claims paid:
Current year	(155.1)	(161.0)
Prior years	(232.5)	(59.6)
Total claims paid	$(387.6)	$(220.6)
Adjustments to other claims-related liabilities	1.0	(0.2)
Balance, end of period	$357.4	$235.8

We assess the profitability of our managed care capitation arrangement to identify contracts where current operating results or forecasts indicate probable future losses. If anticipated future variable costs exceed anticipated future revenues, a premium deficiency reserve is recognized. No premium deficiency reserves were recorded as of June 30, 2021 and December 31, 2020.

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

The capped call transactions cover, subject to anti-dilution adjustments, approximately 11,622,176  shares of the Company’s common stock, par value $0.001. The capped call transactions are subject to either adjustment or termination upon the occurrence of specified extraordinary and disruption events affecting the Company.

The capped call transactions are purchased call options on our own stock that settle by reference to our own stock with no forced cash payment; therefore, the transactions are classified as an equity instrument and recorded within stockholders’ equity. These transactions are not accounted for as derivatives. The Company recorded the capped call transactions as a reduction to additional paid-in capital and will not be remeasured as long as the conditions for equity classification continue to be met.

The Convertible Senior Notes and capped call transactions consisted of the following balances reported in the Consolidated Balance Sheet as of June 30, 2021 ($ in millions):

June 30, 2021
Liability component:
Principal	920.0
Less: debt issuance costs, net of amortization	(20.8)
Net carrying amount	899.2

Equity component recorded at issuance:
Capped call transactions	123.6

The Company recognized $1.1 million and $1.3 million related debt issuance and offering costs in interest expense, net on the consolidated statements of operations related to the Convertible Senior Notes for the three and six-months ended June 30, 2021.

NOTE 11. INCOME TAX

The most significant impact to the Company’s effective tax rate is related to the tax treatment of certain equity compensation. However, the Company continues to be in a net operating loss and deferred tax asset position. As a result, and in accordance with accounting standards, the Company recorded a valuation allowance to reduce the value of the net deferred tax assets to zero. The Company’s effective tax rate for the three and six-months ended June 30, 2021 and 2020 was 0.0%.

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

Redeemable Investor Units, Profits Interests and Incentive Units

All shares of redeemable investor units outstanding at the time of the IPO, totaling 12,472,242 units and undeclared and deemed dividends of $103.6 million, were converted into 184,787,783 shares of common stock and their carrying value, totaling $545.0 million was reclassified into stockholders’ equity on our condensed consolidated balance sheets in conjunction with the completed IPO. No shares of redeemable convertible preferred stock were issued or outstanding as of June 30, 2021 or December 31, 2020.

Additionally, all shares of profits interests then outstanding, totaling 3,456,634 units were converted into 38,111,001 shares of common stock, 22,612,472 of which were considered RSAs at the time of conversion. The carrying value of $7.0 million was reclassified into common stock and additional paid in capital on our consolidated balance sheet. No profits interests or incentive units were issued or outstanding as of June 30, 2021 or December 31, 2020.

Preferred Stock

Also, in connection with our IPO, we authorized the issuance of 50,000,000 shares of our preferred stock, par value $0.001. There was no preferred stock outstanding as of June 30, 2021.

NOTE 13. STOCK AND UNIT-BASED COMPENSATION

2020 Omnibus Incentive Plan

On August 5, 2020, the Company’s Board of Directors adopted the 2020 Omnibus Incentive Plan (the “2020 Plan,”). Under the 2020 Plan, employees, consultants and directors of our company and our affiliates that perform services for us are eligible to receive awards. The 2020 Plan provides for the grant of incentive stock options (“ISOs”), non-statutory stock options (“NSOs”), stock appreciation rights, restricted stock awards (“RSAs”), performance awards, other share-based awards (including restricted stock units (“RSUs”)) and other cash-based awards. The maximum number of shares available for issuance under the 2020 Plan may not exceed 48,138,967 shares (subject to annual increases as approved by the Board of Directors).

Stock Options Activity

Stock options granted by the Company generally vest over four years with 25% of the option shares vesting each year. Options generally expire ten years from the date of the grant.

The following is a summary of stock option activity transactions as of and for the six-months ended June 30, 2021 ($ in millions):

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding, December 31, 2020	14,958,969	$21.01	9.60	$600.6
Granted	320,937	59.62
Exercised	(174,814)	21.03
Cancelled	(64,707)	23.15
Outstanding, June 30, 2021	15,040,385	$21.83	9.11	$553.0

Options exercisable as of June 30, 2021	3,818,414	$21.00	9.10	$143.5

The aggregate intrinsic value of options exercised in the three-months ended June 30, 2021 and 2020 was $4.8 million and $0.0 million, respectively and $6.6 million and $0.0 million in the six-months ended June 30, 2021 and 2020, respectively. Aggregate intrinsic value represents the difference between the exercise price of the option and the closing price of the Company’s common stock on the date of exercise. The fair value of options granted for the three-months ended June 30, 2021 and 2020 was $0.4 million and $0.0 million, respectively, and $9.2 million and $0.0 million for the six-months ended June 30, 2021 and 2020.

RSA Activity

The RSAs were granted as part of the pre-IPO conversion (see Note 12). The following is a summary of RSA transactions as of and for the six-months ended June 30, 2021:

	Unvested Shares	Grant Date Fair Value

Unvested, December 31, 2020	21,599,118	$11.77
Granted	-
Vested	(3,477,767)	2.63
Canceled and forfeited	(167,583)	14.43
Unvested, June 30, 2021	17,953,768	$13.52

RSU Activity

RSUs granted generally vest over four years. RSUs are accounted for as equity using the fair value method, which requires measurement and recognition of compensation expense for all awards granted to our employees, directors and consultants based upon the grant-date fair value. The following is a summary of RSU transactions as of and for the six-months ended June 30, 2021:

	Unvested Shares	Grant Date Fair Value
Unvested, December 31, 2020	216,804	$32.21
Granted	196,726	59.61
Vested	(22,239)	50.49
Canceled and forfeited	(18,655)	28.64
Unvested, June 30, 2021	372,636	$45.76

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

The first offering period closed on June 30, 2021, and 62,575 shares were distributed to employees in July 2021.

Stock and Unit-Based Compensation Expense

The Company recognized $0.0 million and $3.5 million in unit-based compensation expense related to the profits interests for the three-months ended June 30, 2021 and 2020, respectively. The Company recognized $0.0 million and $5.3 million in unit-based compensation expense related to the profits interests for the six-months ended June 30, 2021 and 2020, respectively. The Company recorded the expense in corporate, general and administrative expenses. The Company recognized $40.8 million and $0.0 million related to RSAs, options and RSUs for the three-months ended June 30, 2021 and 2020, respectively. The Company recorded $39.7 million in corporate, general and administrative expenses, $0.9 million in sales and marketing, and $0.3 million in cost of care for the three-months ended June 30, 2021. The Company recognized $83.2 million and $0.0 million related to RSAs, options and RSUs for the six-months ended June 30, 2021 and 2020, respectively. The Company recorded $80.9 million in corporate, general and administrative expenses, $1.7 million in sales and marketing, and $0.6 million in cost of care for the six-months ended June 30, 2021.

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

As a result of this conversion and modification of vesting terms from Sponsor’s Exit to service-based vesting at the IPO, the Company determined that RSAs and options should be accounted for as a Type III modification (the award was not probable to vest prior to the modification but it was probable of vesting under the modified condition). The stock compensation expense, net of forfeitures, recorded for these modifications was $29.0 million and $58.3 million for the three and six-months ended June 30, 2021.

As of June 30, 2021, the Company had approximately $209.5 million in unrecognized compensation expense related to all non-vested awards (RSAs, options and RSUs) that will be recognized over the weighted-average period of 1.39 years.

Valuation of Stock Options

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

June 30, 2021

Risk-free interest rate	0.80%
Volatility	50.00%
Expected term to expiration (years)	6.25
Expected dividend yield	0.00%
Estimated fair value	$28.70

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

The Company evaluated whether it has a variable interest in the Physician Groups, whether the Physician Groups are VIEs and whether the Company has a controlling financial interest in the Physician Groups. The Company concluded that it has variable interests in the Physician Groups on the basis of its Administrative Service Agreement (“ASA”) which provides for reimbursement of costs and a management fee payable to the Company from the Physician Groups in exchange for providing management and administrative services which creates risks and a potential return to the Company. The Physician Group’s equity at risk, as defined by U.S. GAAP, is insufficient to finance its activities without additional support, and, therefore, the Physician Groups are considered VIEs.

In order to determine whether the Company has a controlling financial interest in the Physician Groups, and, thus, is the Physician Group’s primary beneficiary, the Company considered whether it has i) the power to direct the activities of Physician Groups that most significantly impact its economic performance and ii) the obligation to absorb losses of the Physician Groups that could potentially be significant to it or the right to receive benefits from Physician Groups that could potentially be significant to it. The Company concluded that the shareholders and employees of the Physician Groups are structured in a way that neither shareholder, employees nor their designees has the individual power to direct the activities of the Physician Groups that most significantly impact its economic performance. Under the ASA, MSO is responsible for providing management and administrative services related to the growth of the patient population of the Physician Groups, the management of that population’s healthcare needs, and the provision of required healthcare services to those patients. The Company has concluded that the success or failure of MSO in conducting these activities will most significantly impact the economic performance of the Physician Groups. In addition, the Company’s variable interests in the Physician Groups provide the Company with the right to receive benefits that could potentially be significant to it. The single member of the Physician Groups is a member and employee of OSH. As a result of this analysis, the Company concluded that it is the primary beneficiary of the Physician Groups and therefore consolidates the balance sheets, results of operations and cash flows of the Physician Groups. The Company performs a qualitative assessment of the Physician Groups on an ongoing basis to determine if it continues to be the primary beneficiary.

The table below illustrates the VIE assets and liabilities and performance for the Physician Groups as of and for the periods ended ($ in millions):
	June 30, 2021	December 31, 2020
Total assets	$448.9	$286.1
Total liabilities	420.4	332.1

	For the three-months ended		For the six-months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Total revenues	$350.5	$210.3	$644.9	$408.8
Medical claims expense	283.0	154.7	481.9	286.0
Cost of care	34.5	14.2	67.4	29.5
Total operating expenses	$317.5	$168.9	$549.3	$315.5

Physician Group revenues consist of amounts recognized for services provided to patients and includes capitated revenue and a portion of the Company’s other patient service revenue and exclude certain care management services. All capitation arrangements are executed at the Physician Group level.

Operating expenses consist primarily of medical claims expense, a majority of which are third-party medical claims expenses and administrative health plan fees and exclude fees to perform payor delegated activities and provider excess insurance costs, net. Cost of care, excluding depreciation and amortization primarily include provider salaries and benefits and other clinical operating costs which are reported in cost of care, excluding depreciation and amortization in the consolidated statements of operations. These amounts do not include intercompany revenues and costs, principally management fees between MSO and the Physician Groups, which are eliminated in consolidation.

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

NOTE 16. RELATED PARTIES

Humana

          Humana holds over 5% of our common stock and has entered into a Director Nomination Agreement with the Company.  The Company has capitated managed care contracts with Humana which result in capitated revenues and related receivables. Within the Company’s other patient services revenue, revenues from Humana are included in both fee-for-service revenue and care coordination revenue. The unearned portion of the Care Coordination Payments was recorded as contract liabilities in both the short-term and long-term other liabilities accounts.  The Company also incurs medical claims expenses related to the Humana payor contracts which are included in third-party medical expenses. Related unpaid claims are included in the liability for unpaid claims financial statement caption.

The Humana Alliance Provision contains an arrangement for a license fee that is payable by the Company to Humana for the Company’s provision of health care services in certain centers owned or leased by Humana. The license fee is a reimbursement to Humana for its costs of owning or leasing and maintaining the centers, including rental payments, center maintenance or repair expenses, equipment expenses, special assessments, cost of upgrades, taxes, leasehold improvements, and other expenses identified by Humana and is included in cost of care expenses in the consolidated statement of operations. The liability was recorded in both the short-term and long-term other liabilities accounts.

The Company has entered into certain lease arrangements with Humana and recorded rent payments within the cost of care line item. The Company adopted ASC 842 as of January 1, 2021 and recorded an ROU asset and liability related to Humana leases.

The below tables present the balances related to Humana as of June 30, 2021 and December 31, 2020 and for the three and six-months ended June 30, 2021 and 2020.

	June 30, 2021	December 31, 2020
Assets:
Other patient service receivables	$0.1	$0.0
Capitated accounts receivables	109.8	65.7
Operating lease right-of-use assets	49.8	-
Liabilities:
Liability for unpaid claims	$96.6	$78.5
Other liabilities
Short-term license fees	4.2	0.6
Short-term contract liability	4.7	4.0
Short-term operating lease liability	4.8	-
Long-term operating lease liabilities	46.3	-
Deferred rent	-	0.8
Other long-term liabilities:
Long-term license fees	10.3	7.3
Long-term contract liability	18.0	12.8
Equity:
Additional paid-in capital	$50.0	$50.0

	For the three-months ended		For the six-months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Revenues:
Capitated revenue	$127.1	$97.4	$248.5	$193.9
Other patient service revenue:
Care coordination revenue earned	1.2	0.7	2.3	1.4
Fee-for-service revenue	0.3	0.1	0.4	0.2
Expenses:
Medical claims expense	$105.7	$64.0	$178.7	$123.8
Cost of care:
License fee expense	0.6	0.7	1.3	1.3
Rent expense	1.7	0.5	3.0	1.1

Blue Cross Blue Shield of Rhode Island

Blue Cross Blue Shield of Rhode Island (“BCBSRI”) owns 49.9% of our joint venture, OSH-RI, LLC, and one of our Board members served as president and CEO of BCBSRI through the year ended December 31, 2020. The Board member has not served in this role in 2021, and as such we have only presented 2020 information herein. Total capitated revenue associated with the BCBSRI payor contract was $2.5 million for the three-months ended June 30, 2020, and $4.8 million for the six-months ended June 30, 2020. Capitated receivables from BCBSRI represented $10.0 million of the capitated accounts receivable balance at December 31, 2020.

Total medical claims expenses related to the BCBSRI payor contract were $2.9 million for the three-months ended June 30, 2020, and  $4.5 million for the six-months ended June 30, 2020. Unpaid claims related to these capitated contracts represented  $11.1 million of the liability for unpaid claims balance at December 31, 2020.

Consulting Arrangement with an Immediate Family Member of Our Chief Executive Officer

Carolyn Rose, the sister of Michael Pykosz, a member of our Board of Directors and our Chief Executive Officer, has provided us contracted legal services. Ms. Rose provided legal services resulting in fees of $0.1 million and $0.1 million for the three-months ended June 30, 2021 and 2020, respectively. For the six-months ended June 30, 2021 and 2020, we incurred legal fees payable to Ms. Rose of $0.1 million and $0.2 million, respectively.

NOTE 17. SEGMENT FINANCIAL INFORMATION

The Company has concluded that we have one operating and reportable segment as the chief operating decision maker (“CODM”) regularly reviews financial operating results on a consolidated basis for purposes of allocating resources and evaluating financial performance. While we generate revenues in a number of centers in several geographic regions, we have determined that the centers all have similar economic characteristics, such as the types of services provided and the nature of patients served. The Company evaluates performance and allocates resources as a single operating segment based on revenue growth and pre-tax profit or loss from operations.

NOTE 18. NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per common share for the three and six-months ended June 30, 2021 and 2020:

	Three months ended June 30, 2021	Six-months ended June 30, 2021
Numerator:
Net loss	$(100.3)	$(164.3)
Less: Net loss attributable to non-controlling interests	(2.3)	(2.9)
Net loss attributable to OSH Inc. stockholders	(98.0)	(161.4)
Denominator:
Weighted average common stock outstanding - basic and diluted	221,168,630	221,595,670
Net loss per share – basic and diluted	$(0.44)	$(0.73)

The Company’s potentially dilutive securities, which included stock options, unvested RSUs, unvested RSAs and shares issuable upon conversion of our Convertible Senior Notes have been excluded from the computation of diluted net loss per share as the effect would reduce the net loss per share. Therefore, the weighted average number of common shares/units outstanding used to calculate both basic and diluted net loss per share was the same. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share for the periods indicated:

		Six-months ended June 30, 2021
Stock options		15,040,385
RSUs		372,636
RSAs		17,953,768
Employee stock purchase plan		62,575
Convertible Senior Notes	*	11,622,176
		45,051,540

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

Business Overview

Oak Street Health, Inc. operates primary care centers within the United States serving Medicare beneficiaries. Since our founding in 2012, the Company’s mission has been to build a care delivery platform, built on a chassis of primary care that directly addresses rising costs and poor outcomes, two of the most pressing challenges facing the United States healthcare industry. Our approach shifts the allocation of healthcare resource delivery from traditional acute and specialist care into an enhanced, patient-centered care delivery platform which meaningfully improves the quality of care and outcomes for high-risk populations. Our approach also disrupts the current state of care delivery for Medicare-eligible patients and aims to align the incentives of our patients, our providers and our payors with the goal of simultaneously improving health outcomes and care quality, lowering medical costs and improving the patient experience.

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

As of June 30, 2021, the Company operated 95 centers in 24 markets across 15 states, which provided care for approximately 122,000 patients. We, together with our affiliated physician practice organizations, employed approximately 3,700 team members, including approximately 400 primary care providers. Our operations are organized and reported under one segment.

COVID-19 Update on our Business

On March 11, 2020, the World Health Organization designated COVID-19 as a global pandemic. The rapid spread of COVID-19 and variants around the world and throughout the United States has altered the behavior of businesses and people, with significant negative effects on federal, state and local economies, the duration of which is unknown at this time. Various policies were implemented by federal, state and local governments in response to the COVID-19 pandemic that caused many people to remain at home and forced the closure of or limitations on certain businesses, as well as suspended elective procedures by health care facilities through early 2021. While the restrictions have been eased across the U.S. and most states have lifted moratoriums on non-emergent procedures, some restrictions remain in place. The virus disproportionately impacts older adults, especially those with chronic illnesses, which describes many of our patients.

In response to the COVID-19 pandemic, we took the following actions to ensure the safety of our employees and their families and to address the physical, mental and social health of our patients:

•	Created a COVID-19 Response Team in March 2020 that is supported by team members from across our organization to ensure a coordinated response to the pandemic;

•	Re-opened all of our corporate offices as of summer 2021, which were temporarily closed since March 2020, but expect that our corporate work force will continue to work remotely part-time;
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

•	Made operational changes to the staffing and operations of our centers, which have remained open as “essential” businesses, to minimize potential exposure to and transmission of COVID-19;
•

Temporarily delayed planned openings of new centers through August 2020 but restarted our growth efforts through patient outreach since then; we resumed opening new centers and are currently opening centers consistent with our pre-COVID operations;

•

Temporarily halted community outreach and other marketing initiatives which drive new patients to our platform through June 2020 but have recommenced marketing initiatives since the third quarter of 2020 through the present;

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
•

Launched an effort in January 2021 to vaccinate frontline healthcare workers (both employees of Oak Street Health and non-employees), our patients, and other eligible members of our communities without billing the federal government. While this work is critically important for our communities, we also expect our agile vaccination efforts will result in greater brand awareness and loyalty and incremental patient growth; and

•	Administered more than 180,000 total COVID-19 vaccine doses as of July 21, 2021.

 COVID-19 has impacted both our per-patient capitated revenue due to lower risk scores for new patients and our medical claims expense. Although we expect risk scores for existing Oak Street Health patients to be consistent with our historical experience, due to a lack of availability of care and inadequate documentation as discussed in more detail below, we expect lower risk scores for new patients in 2021, which will result in lower per-patient capitated revenue for the year ended December 31, 2021.  As future patients not served by Oak Street Health in 2020 were unable to access the healthcare system for several months in 2020 due to local COVID-19 restrictions and therefore had fewer interactions with healthcare providers than a typical year, we expect the risk scores for these new patients in 2021 to be lower than they have been historically. As we are able to more completely and accurately document both current and new patients' health conditions, we expect that risk scores will increase to reflect the true severity of these patients' conditions, which we would further expect to result in increased revenue for the year ended December 31, 2022.

As we are financially responsible for essentially all of the healthcare costs associated with our at-risk patients whether we provide that care or a third party provides that care, we suspect that the healthcare costs of patients infected with COVID-19 will be greater than had COVID-19 not occurred. It is impossible, however, to know what other healthcare issues these patients may have encountered in their pre-COVID-19 lives and whether the COVID-19 costs are or will be greater or lesser than the costs these patients would otherwise incur. Additionally, because of the extraordinary measures taken by local governments in our markets particularly in the second quarter of 2020, all of our patients had more limited access to healthcare services, including healthcare specialists such as cardiologists or orthopedists, to schedule both inpatient and outpatient surgeries, and to some extent hospital care. Beginning in late March 2020 and extending through most of the second quarter of 2020, our patients who were not infected with COVID-19, which represented over 96% of our at-risk patients, incurred lower healthcare costs than we would have otherwise expected, which will result in lower medical claims expense that we incur. We expect the vast majority of these costs are just delayed and will be incurred at future points in time and it is possible that the deferral of healthcare services could cause additional health problems in our existing patients, which could increase our costs in the future. In the second half of 2020 and the first quarter of 2021, we did experience an increase in medical costs to levels above historical norms.  Because of the COVID-19 related volatility in medical cost data in 2020 and the first quarter of 2021, we do not believe that our 2020 and 2021 medical cost data can serve as a reliable basis for estimating our remaining 2021 and 2022 performance. We also do not know what the net impact to medical costs will be as a result of the surge in COVID-19 cases at the end of 2020 and the beginning of 2021.  Furthermore, due to the time it takes for medical claims to be submitted to MA plans, adjudicated, and sent to us, we believe it will be several quarters before we will be able to accurately calculate the impact on medical claims expense from the COVID-19 pandemic. We do believe, however, that the impact on per-patient revenue and medical claims related to COVID-19 that we expect to experience will not have a materially detrimental effect on our long-term financial performance.

The COVID-19 pandemic had a material impact on our results of operations, cash flows and financial position for the three and six-months ended June 30, 2021. Based upon claims paid to date, our direct costs related to COVID-19 claims was approximately $38.0 million for the period from March 1, 2020 through June 30, 2021. We expect to incur additional COVID-19 related costs given the volume of positive cases present in our markets.  Due to the uncertainty of COVID-19 infection and hospitalization rates, we cannot estimate any incremental COVID-19 related costs we may incur.

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

For additional information on the various risks posed by the COVID-19 pandemic, please see “Risk Factors” included in our Form 10-K for the year ended December 31, 2020 and our Form 10-Q for the quarter ended March 31, 2021.

Key Factors Affecting Our Performance

•

Adding New Patients in Existing Centers: Our ability to add new patients is a key indicator of the market’s recognition of the attractiveness of the Oak Street Platform, both to our patients and MA plan partners, and a key growth driver for the business. As we add patients to our existing centers, we expect these patients to contribute significant incremental economics to Oak Street Health as we leverage our fixed cost base at each center. We grow our patient base through our own internal sales and marketing efforts, which drive most of our new patient growth, as well as assignments from our MA plan partners. We grew our patient base from approximately 86,500 patients as of June 30, 2020 to approximately 122,000 as of June 30, 2021.

•

Expand our Center Base within Existing and New Markets: We believe that we currently serve less than 2% of the total patients in the markets where we currently have centers. As a result, there is significant opportunity to expand in our existing markets through the acquisition of new patients to existing centers and addition of new centers. For the long term, these strategically developed new sites allow us to access additional neighborhoods while leveraging our established brand and infrastructure in a market. Our existing markets today represent a small fraction of the overall market opportunity. Based upon our experience to date, we believe our care model can scale nationally, and we therefore expect to selectively and strategically expand into new geographies. Additionally, we are hopeful that the Direct Contracting model, which started as of April 1, 2021, will allow us to convert existing fee-for-service patients into at-risk patients. The Direct Contracting model creates a new opportunity for CMS to test an array of financial risk-sharing arrangements in the traditional Medicare fee-for-service population, and it will enable us to assume financial risk for the cost of care for patients covered by traditional Medicare. Through this model, CMS aims to transform risk-sharing arrangements in Medicare fee-for-service (“FFS”), empower and engage beneficiaries (or patients or members) in their own care delivery, broaden participation in CMS Innovation Center models, reduce provider burden and shift providers from FFS to value-based payments in primary care.

•

Contract with Payors: Our economic model relies on our capitated partnerships with payors and CMS, which manage and market MA plans across the United States. In our short history, we have been able to establish strategic value-based relationships with 28 different payors as of June 30, 2021, including each of the top 6 national payors by number of MA patients. These existing contracts and relationships and our partners’ understanding of the value of our model reduces the risk of entering into new markets as we typically have payor contracts before entering a new market. Maintaining, supporting, and growing these relationships, particularly as we enter new geographies, is critical to our long-term success.

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

Executive Summary

The following table presents key financial statistics for the three and six-months ended June 30, 2021 and 2020, respectively:

	For the Three-Months Ended		For the Six-Months Ended
(dollars in millions)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Centers	95	54	95	54
Total patients	122,000	86,500	122,000	86,500
At-risk	88,500	57,500	88,500	57,500
Fee-for-service	33,500	29,000	33,500	29,000
Total revenues	$353.1	$214.4	$649.8	$416.2
Loss from operations[1]	$(99.3)	$(24.4)	$(163.1)	$(37.4)
Net loss[1]	$(100.3)	$(26.8)	$(164.3)	$(42.2)
Platform contribution (Non-GAAP)[2]	$4.7	$19.5	$41.4	$45.2
Patient contribution (Non-GAAP)[2]	$65.3	$52.6	$156.8	$116.9
Adjusted EBITDA (Non-GAAP)[2]	$(53.5)	$(17.5)	$(70.9)	$(26.2)

1	Includes stock and unit-based compensation as shown in the table in the Results of Operations section below.
2	See “Non-GAAP Reconciliations” below for reconciliations to the most directly comparable financial measures calculated in accordance with GAAP and related disclosures.

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

Total Patients

Total patients includes both at-risk MA and Direct Contracting patients (those patients for whom we are financially responsible for their total healthcare costs) as well as fee-for-service Medicare patients (those patients for whom our affiliated medical groups submit claims to the federal government for direct reimbursement under the Medicare program or to MA plans with which we do not have value-based arrangements). We define our total at-risk patients as at-risk patients who have selected one of our affiliated medical groups as their provider of primary care medical services as of the end of a particular period or have been aligned under the Direct Contracting program. We define our total fee-for-service Medicare patients as fee-for-service Medicare patients who come to one of our centers for medical care at least once per year. A fee-for-service patient continues to be included in our patient count until the earlier to occur of (a) more than one year since the patient’s last visit, (b) the patient communicates a desire to stop receiving care from us or (c) the patient passes away.

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

Adjusted EBITDA

We define adjusted EBITDA as net loss excluding other income (expense), income taxes, depreciation and amortization, transaction/offering costs and stock and unit-based compensation. We include adjusted EBITDA in this Quarterly Report because it is an important measure upon which our management assesses and believes investors should assess our operating performance. We also consider adjusted EBITDA to be an important measure because it helps illustrate underlying trends in our business and our historical operating performance on a more consistent basis.

Results of Operations

The following tables set forth our results of operations for the periods presented and as a percentage of our total revenues for those periods.

	For the Three-Months Ended			For the Six-Months Ended
(dollars in millions)	June 30, 2021	June 30, 2020	% Change	June 30, 2021	June 30, 2020	% Change
Revenues:
Capitated revenue	$346.7	$208.0	67%	$637.9	$404.6	58%
Other patient service revenue	6.4	6.4	0%	11.9	11.6	3%
Total revenues	353.1	214.4	65%	649.8	416.2	56%
Operating expenses:
Medical claims expense	281.4	155.4	81%	481.1	287.7	67%
Cost of care, excluding depreciation and amortization (1)	67.0	39.5	70%	127.3	83.3	53%
Sales and marketing (2)	25.9	10.1	156%	50.0	22.0	127%
Corporate, general and administrative (3)	74.2	31.1	139%	147.3	55.4	166%
Depreciation and amortization	3.9	2.7	44%	7.2	5.2	38%
Total operating expenses	452.4	238.8	89%	812.9	453.6	79%
Loss from operations	$(99.3)	$(24.4)	307%	$(163.1)	$(37.4)	336%
Other income/(expense):
Interest expense, net	(1.0)	(2.4)	(58)%	(1.2)	(4.9)	(76)%
Other	-	-	0%	-	0.1	(100)%
Total other expense	(1.0)	(2.4)	(58)%	(1.2)	(4.8)	(75)%
Net loss	$(100.3)	$(26.8)	274%	$(164.3)	$(42.2)	289%
Net loss attributable to non-controlling interests	2.3	0.1	2200%	2.9	0.4	625%
Net loss attributable to the Company	$(98.0)	$(26.7)	267%	$(161.4)	$(41.8)	286%

(1) Includes stock-based compensation, as follows:	$0.3	$-	*	$0.6	$-	*
(2) Includes stock-based compensation, as follows:	0.9	-	*	1.7	-	*
(3) Includes stock-based compensation, as follows:	$39.7	$4.2	*	$80.9	$6.0	*

____________

* Percentage not meaningful

	For the Three-Months Ended		For the Six-Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Revenues:
Capitated revenue	98%	97%	98%	97%
Other patient service revenue	2%	3%	2%	3%
Total revenues	100%	100%	100%	100%
Operating expenses:
Medical claims expense	80%	73%	74%	69%
Cost of care, excluding depreciation and amortization	19%	18%	20%	20%
Sales and marketing	7%	5%	8%	5%
Corporate, general and administrative	21%	14%	22%	13%
Depreciation and amortization	1%	1%	1%	1%
Total operating expenses	128%	111%	125%	109%
Loss from operations	(28)%	(11)%	(25)%	(9)%
Other income/(expense):
Interest expense, net	(0)%	(1)%	(0)%	(1)%
Other	0%	0%	0%	0%
Total other expense	(0)%	(1)%	(0)%	(1)%
Net loss	(28)%	(13)%	(24)%	(10)%
Net loss attributable to noncontrolling interests	1%	0%	0%	0%
Net loss attributable to the Company	(28)%	(12)%	(25)%	(10)%

Total Revenues

	For the Three-Months Ended June 30,		Change		For the Six-Months Ended June 30,		Change
(dollars in millions)	2021	2020	$	%	2021	2020	$	%
Revenues:
Capitated revenue	$346.7	$208.0	$138.7	67%	$637.9	$404.6	$233.3	58%
Other patient service revenue	6.4	6.4	-	0%	11.9	11.6	0.3	3%
Total revenues	$353.1	$214.4	$138.7	65%	$649.8	$416.2	$233.6	56%

Capitated revenue was $346.7 million for the three-months ended June 30, 2021, an increase of $138.7 million, or 67%, compared to $208.0 million for the three-months ended June 30, 2020. This increase was driven primarily by a 54% increase in total patients under capitated arrangements, and an increase of approximately 9% in capitated revenue rates primarily due to increased premiums from patients with a higher average level of acuity. For the three-months ended June 30, 2021, capitated revenue of $14.5 million was recorded related to prior periods, which is an increase of $8.6 million as compared to the prior period amount of $5.9 million recorded during the three-months ended June 30, 2020. This prior period increase was primarily driven by increases in our at-risk patients and acuity adjustments.

Capitated revenue was $637.9 million for the six-months ended June 30, 2021, an increase of $233.3 million, or 58%, compared to $404.6 million for the six-months ended June 30, 2020. This increase was driven primarily by a 54% increase in total patients under capitated arrangements, and an increase of approximately 3% in capitated revenue rates primarily due to increased premiums from patients with a higher average level of acuity. For the six-months ended June 30, 2021, capitated revenue of $17.6 million was recorded related to prior periods, which is an increase of $12.0 million as compared to the prior period amount of $5.6 million recorded during the six-months ended June 30, 2020. This prior period increase was primarily driven by increases in our at-risk patients and acuity adjustments.

Operating Expenses

	For the Three-Months Ended June 30,		Change		For the Six-Months Ended June 30,		Change
(dollars in millions)	2021	2020	$	%	2021	2020	$	%
Medical claims expense	$281.4	$155.4	$126.0	81%	$481.1	$287.7	$193.4	67%
Cost of care, excluding depreciation and amortization	67.0	39.5	27.5	70%	127.3	83.3	44.0	53%
Sales and marketing	25.9	10.1	15.8	156%	50.0	22.0	28.0	127%
Corporate, general and administrative	74.2	31.1	43.1	139%	147.3	55.4	91.9	166%
Depreciation and amortization	3.9	2.7	1.2	44%	7.2	5.2	2.0	38%
Total operating expenses	$452.4	$238.8	$213.6	89%	$812.9	$453.6	$359.3	79%

Medical claims expense was $281.4 million or 80% of total revenues for the three-months ended June 30, 2021, an increase of $126.0 million, or 81%, compared to $155.4 million or 73% of total revenues for the three-months ended June 30, 2020. The increase was primarily due to a 54% increase in total patients under capitated arrangements and an 18% increase in cost per patient. For the three-months ended June 30, 2021, medical claims expense of $19.0 million was recorded as a result of an increase in prior period incurred claims, which is an increase of $3.1 million as compared to the same period in prior year of $15.9 million prior period incurred claims. These prior period adjustments were driven by COVID-19 costs and an increase in our at-risk patients and cost per patient.

Medical claims expense was $481.1 million or 74% of total revenues for the six-months ended June 30, 2021, an increase of $193.4 million, or 67%, compared to $287.7 million or 69% of total revenues for the six-months ended June 30, 2020. The increase was primarily due to a 54% increase in total patients under capitated arrangements and a 9% increase in cost per patient. For the six-months ended June 30, 2021, medical claims expense of $1.4 million was recorded as a result of an increase in prior period incurred claims, which was a decrease of $9.9 million as compared to the same period in prior year of $11.3 million prior period incurred claims. These prior period adjustments were driven by an increase in our at-risk patients and cost per patient.

Cost of care, excluding depreciation and amortization was $67.0 million or 19% of total revenues for the three-months ended June 30, 2021, an increase of $27.5 million or 70%, compared to $39.5 million or 18% of total revenues for the three-months ended June 30, 2020. The increase was driven by increases in salaries and benefits of $15.1 million, including an increase of $0.3 million of stock compensation; occupancy costs of $6.5 million; and medical supplies and patient transportation costs of $4.4 million, due to increases in both the number of centers we operate and our patient base. Also, expenses related to our COVID-19 response (including our vaccination efforts) of $1.6 million were incurred for the three-months ended June 30, 2021 but were offset by the recognition of the CARES Act provider relief funds.

Cost of care, excluding depreciation and amortization was $127.3 million or 20% of total revenues for the six-months ended June 30, 2021, an increase of $44.0 million or 53%, compared to $83.3 million or 20% of total revenues for the six-months ended June 30, 2020. The increase was driven by increases in salaries and benefits of $24.5 million, including an increase of $0.6 million of stock compensation; occupancy costs of $11.4 million; and medical supplies and patient transportation costs of $6.4 million, due to increases in both the number of centers we operate and our patient base. Also, expenses related to our COVID-19 response (including our vaccination efforts) of $3.5 million were incurred for the six-months ended June 30, 2021 but were offset by the recognition of the CARES Act provider relief funds.

Sales and marketing expense was $25.9 million or 7% of total revenues for the three-months ended June 30, 2021, an increase of $15.8 million or 156%, compared to $10.1 million or 5% of total revenues for the three-months ended June 30, 2020. The increase was driven by greater advertising spend of $10.8 million to drive new patients to our clinics; net headcount growth of $4.7 million, including $0.9 million of stock compensation primarily due to the modification of vesting terms for pre-IPO equity awards that occurred post-IPO.  Sales and marketing expense for the three-months ended June 30, 2020 were partially depressed during the COVID-19 pandemic which included the temporary suspension of community outreach roles and other marketing initiatives which drive new patients to our platform through June 2020.

Sales and marketing expense was $50.0 million or 8% of total revenues for the six-months ended June 30, 2021, an increase of $28.0 million, or 127%, compared to $22.0 million or 5% of total revenues for the six-months ended June 30, 2020. The increase was driven by greater advertising spend of $18.8 million to drive new patients to our clinics; net headcount growth of $8.5 million, including $1.7 million in stock compensation primarily due to the modification of vesting terms for pre-IPO equity awards that occurred post-IPO.  Sales and marketing expense for the six-months ended June 30, 2020 were partially depressed during the COVID-19 pandemic due to the temporary suspension of community outreach roles and other marketing initiatives which drive new patients to our platform through June 2020.

Corporate, general and administrative expense was $74.2 million or 21% of total revenues for the three-months ended June 30, 2021, an increase of $43.1 million, or 139%, compared to $31.1 million or 14% of total revenues for the three-months ended June 30, 2020. The increase was primarily driven by greater salaries and benefits of $38.4 million, which included an increase in stock and unit-based compensation expense of $35.5 million primarily due to pre-IPO equity issuances and the modification of vesting terms for pre-IPO equity awards that occurred post-IPO. As a result of being a public company, the insurance and legal expenses increased $3.1 million, and the remainder of the increases in corporate, general and administrative expense were primarily to support the continued growth of our business.

Corporate, general and administrative expense was $147.3 million or 22% of total revenues for the six-months ended June 30, 2021, an increase of $91.9 million, or 166%, compared to $55.4 million or 13% of total revenues for the six-months ended June 30, 2020. The increase was primarily driven by greater salaries and benefits of $83.8 million, which included an increase in stock and unit-based compensation expense of $74.9 million primarily due to pre-IPO equity issuances and the modification of vesting terms for pre-IPO equity awards that occurred post-IPO. As a result of being a public company, the insurance and legal expenses increased $6.0 million, and the remainder of the increases in corporate, general and administrative expense were primarily to support the continued growth of our business.

Depreciation and amortization expense was $3.9 million or 1% of total revenues for the three-months ended June 30, 2021, an increase of $1.2 million, or 44%, compared to $2.7 million or 1% of total revenues for the three-months ended June 30, 2020. Depreciation and amortization expense was $7.2 million or 1% of total revenues for the six-months ended June 30, 2021, an increase of $2.0 million, or 38%, compared to $5.2 million or 1% of total revenues for the six-months ended June 30, 2020. The increases were primarily due to capital expenditures purchased to support the continued growth of our business.

Other (Expense) Income

	For the Three-Months Ended June 30,		Change		For the Six-Months Ended June 30,		Change
(dollars in millions)	2021	2020	$	%	2021	2020	$	%
Other income (expense):
Interest expense, net	$(1.0)	$(2.4)	$1.4	(58)%	$(1.2)	$(4.9)	$3.7	(76)%
Other	-	-	-	0%	-	0.1	(0.1)	(100)%
Total other (expense) income	$(1.0)	$(2.4)	$1.4	(58)%	$(1.2)	$(4.8)	3.6	(75)%

Interest expense was $1.0 million for the three-months ended June 30, 2021, a decrease of $1.4 million, or 58%, compared to $2.4 million for the three-months ended June 30, 2020. Interest expense was $1.2 million for the six-months ended June 30, 2021, a decrease of $3.7 million, or 76%, compared to $4.9 million for the six-months ended June 30, 2020. The decrease was primarily due to the payoff of outstanding debt and related interest from the Hercules Loan Agreement on August 11, 2020, slightly offset by the amortization of debt issuance and offering costs related to the Convertible Senior Notes issued in March 2021 and interest earned on investments made in debt securities in June 2021.

Non-GAAP Reconciliations

The following table provides a reconciliation of loss from operations, the most closely comparable GAAP financial measure, to Platform Contribution:

	For the Three-Months Ended		For the Six-Months Ended
(dollars in millions)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Loss from operations	$(99.3)	$(24.4)	$(163.1)	$(37.4)
Depreciation and amortization	3.9	2.7	7.2	5.2
Corporate, general and administrative	74.2	31.1	147.3	55.4
Sales and marketing	25.9	10.1	50.0	22.0
Platform contribution	$4.7	$19.5	$41.4	$45.2

The following table provides a reconciliation of loss from operations, the most closely comparable GAAP financial measure, to Patient Contribution.

	For the Three-Months Ended		For the Six-Months Ended
(dollars in millions)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Loss from operations	$(99.3)	$(24.4)	$(163.1)	$(37.4)
Other patient service revenue	(6.4)	(6.4)	(11.9)	(11.6)
Cost of care, excluding depreciation and amortization	67.0	39.5	127.3	83.3
Sales and marketing	25.9	10.1	50.0	22.0
Corporate, general and administrative expenses	74.2	31.1	147.3	55.4
Depreciation and amortization	3.9	2.7	7.2	5.2
Patient contribution	$65.3	$52.6	$156.8	$116.9

The following table provides a reconciliation of net loss, the most closely comparable GAAP financial measure, to Adjusted EBITDA:

	For the Three-Months Ended		For the Six-Months Ended
(dollars in millions)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net loss	$(100.3)	$(26.8)	$(164.3)	$(42.2)
Interest expense and other income	1.0	2.4	1.2	4.8
Depreciation and amortization	3.9	2.7	7.2	5.2
Stock and unit-based compensation	40.9	4.2	83.2	6.0
Transaction/offering related costs	1.0	-	1.8	-
Adjusted EBITDA	$(53.5)	$(17.5)	$(70.9)	$(26.2)

Liquidity and Capital Resources

Overview

We have funded our operations through the issuance of equity and debt. As of June 30, 2021, we had cash, restricted cash and cash equivalents of $425.8 million. Our restricted cash balance was $15.9 million as of June 30, 2021. Our cash and cash equivalents primarily consist of highly liquid investments in money market funds, commercial paper and cash. Since our inception and through June 30, 2021, we have generated significant operating losses from our operations as reflected in our accumulated deficit and negative cash flows from operations.

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

Convertible Senior Notes, Capped Call Transactions and Marketable Debt Securities

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

The Indenture contains customary covenants related to timely filings and reporting, and customary events of default. As of June 30, 2021, we were in compliance with all covenants under the Indenture.

In June 2021, the Company invested $671.7 million of the proceeds from the Convertible Senior Notes in marketable debt securities.

Changes in Cash Flows

The following table presents a summary of our consolidated cash flows from operating, investing and financing activities for the periods indicated.

	For the Six-Months Ended
(dollars in millions)	June 30, 2021	June 30, 2020	$ Change	% Change
Net cash used in operating activities	$(82.0)	$(43.2)	$(38.8)	90%
Net cash used in investing activities	(688.8)	(8.0)	(680.8)	8510%
Net cash provided by financing activities	776.9	205.0	571.9	279%
Net change in cash	$6.1	$153.8	$(147.7)	(96)%

Operating Activities

For the six-months ended June 30, 2021, net cash used in operating activities was $82.0 million, an increase of $38.8 million in cash outflows compared to net cash used in operating activities of $43.2 million for the six-months ended June 30, 2020. The principal contributors to the year-over-year change in the operating cash flows were as follows:

•	An increase of $4.6 million in cash outflows related to operating assets and liabilities primarily resulting from:
o	Changes in accounts receivable due to the timing of collections and the growth in the number of at-risk patients;
o	Changes in liability for unpaid claims due to the growth in the number of at-risk patients; and
o	Changes in accrued compensation and benefits due to the payment of employee bonuses.
•

A net change of $34.2 million in net loss and non-cash charges and credits, primarily due to an increase in net loss for the business, as noted above under “Results of Operations” offset by increased stock and unit-based compensation, non-cash operating lease charges and depreciation and amortization.

Investing Activities

For the six-months ended June 30, 2021, net cash used in investing activities was $688.8 million, an increase of $680.8 million in cash outflows compared to net cash used in investing activities of $8.0 million for the six-months ended June 30, 2020 primarily due to the investment of $672.0 million in marketable debt securities and increased capital expenditures for the continued growth in new centers.

Financing Activities

Cash provided by financing activities for the six-months ended June 30, 2021 was $776.9 million, an increase of $571.9 million in cash inflows compared to cash provided by financing activities of $205.0 million for the six-months ended June 30, 2020 primarily due to $897.9 million in proceeds from the issuance of the Convertible Senior Notes and cash outflows of $123.6 million related to the capped call transactions completed in March 2021. Cash provided by financing activities for the six-months ended June 30, 2020 of $205.0 million was due to proceeds of $224.4 million from the issuance of redeemable investor units partially offset by the payment for repurchases of units of $19.4 million as a result of the completed tender offer in 2020.

Contractual Obligations and Commitments

As of June 30, 2021, our contractual obligations are summarized in the table below.

(dollars in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Convertible Senior Notes	$920.0	$-	$-	$920.0	$-
Operating Lease Obligations	184.9	17.0	37.8	33.1	97.0
Other Obligations	67.0	4.3	17.2	15.2	30.3
Total	$1,171.9	$21.3	$55.0	$968.3	$127.3

Off-Balance Sheet Obligations

As of June 30, 2021, we did not have any significant off-balance sheet arrangements.

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

Emerging Growth Company Status

We currently meet the definition of an emerging growth company, as defined in the Jumpstart Our Business Startups Act (JOBS Act). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We elected to use this extended transition period until we are no longer an emerging growth company or until we affirmatively and irrevocably opt out of the extended transition period. Based on the aggregate worldwide market value of our shares of common stock held by our non-affiliate stockholders as of June 30, 2021, we expect that we will become a “large accelerated filer” and lose emerging growth status beginning with our Annual Report on Form 10-K for the year ended December 31, 2021. We will also no longer be exempt from the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002, as amended, and our independent registered public accounting firm will evaluate and report on the effectiveness of internal control over financial reporting.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7A of our Form 10-K for the year ended December 31, 2020. There have been no material changes in our market risk exposures for the six-months ended June 30, 2021, as compared to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2020, other than as discussed below.

Interest Rate Sensitivity

We had cash and cash equivalents of $425.8 million as of June 30, 2021, compared to $419.7 million as of December 31, 2020, held primarily in cash deposits and money market funds for working capital purposes.

We had marketable debt securities of $669.2 million as of June 30, 2021, compared to $0.0 million as of December 31, 2020, consisting of U.S. Treasury obligations, corporate bonds, available-for-sale securities and others. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes. All our investments are denominated in U.S. dollars.

Our cash and cash equivalents, marketable debt securities and debt are subject to market risk due to changes in interest rates. Fixed rate securities may have their market value negatively impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectation due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates.

We do not believe that an increase or decrease in interest rates of 100 basis points would have a material effect on our business, financial condition or results of operations.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of June 30, 2021.

Changes to our Internal Controls over Financial Reporting

There were no material changes in our internal control over financial reporting during the six-months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As a result of the COVID-19 pandemic, certain employees began working remotely in March 2020. We have not identified any material changes in our internal control over financial reporting as a result of these changes to the working environment, in part because our internal control over financial reporting was designed to operate in a remote working environment. We are continually monitoring and assessing the COVID-19 situation to determine any potential impact on the design and operating effectiveness of our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 14, Commitments – Litigation and Contingencies to Oak Street Health, Inc.’s Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed under Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 and our Form 10-Q for the quarter ended March 31, 2021, except that the risk factors set forth are added.

Our investments in marketable debt securities are subject to certain risks which could affect our overall financial condition, results of operations or cash flows.

In June 2021, the Company invested $672.0 million in marketable debt securities consisting of U.S. Treasury obligations, corporate bonds, available-for-sale securities and other instruments. The investment was made for capital preservation purposes. We did not enter into investments for trading or speculative purposes. Our marketable debt securities debt are subject to market risk due to changes in interest rates. Fixed rate securities may have their market value negatively impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectation due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. Should our marketable debt securities lose value or have their liquidity impaired, it could affect our overall financial condition. Additionally, should we choose or be required to sell these securities in the future at a loss, our consolidated operating results or cash flows may be affected. Furthermore, these securities require mark-to-market accounting treatment and could result in a gain or loss on a quarterly basis with regards to their mark-to-market value. Such accounting treatment could have a material impact on, and could potentially result in significant volatility in, our quarterly results of operations.

As a result of being a public company, we are obligated to develop and maintain proper and effective internal control over financial reporting in order to comply with Section 404 of the Sarbanes- Oxley Act. We may not complete our analysis of our internal control over financial reporting in a timely manner, these internal controls may not be determined to be effective, or our independent registered public accountants may issue an adverse opinion on these controls once we lose our status as an emerging growth company, all of which may adversely affect investor confidence in us and, as a result, the value of our common stock.

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

Even if our management concludes that our internal control over financial reporting is effective, our independent registered public accounting firm may issue a report that is qualified if it is not satisfied with our controls or the level at which our controls are documented, designed, operated or reviewed.  Our independent registered public accounting firm is currently not be required to attest formally to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act because we currently qualify as an “emerging growth company.” However, based on our aggregate worldwide market value of our shares of common stock held by non-affiliates as of June 30, 2021, we expect that we will become a “large accelerated filer” and lose emerging growth company status beginning with our Annual Report on Form 10-K for the year ended December 31, 2021. Accordingly, our independent registered public accounting firm will be required to formally attest to the effectiveness of our internal control over financial reporting as of December 31, 2021. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could materially and adversely affect our business, results of operations and financial condition and could cause a decline in the trading price of our common stock.

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

The requirements of being a public company, particularly after we are no longer an “emerging growth company,” may strain our resources and distract our management, which could make it difficult to manage our business.

As a public company, we incur legal, accounting and other expenses that we did not previously incur. We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Sarbanes-Oxley Act, the listing requirements of the NYSE and other applicable securities rules and regulations. For as long as we continue to be an emerging growth company, we are eligible for certain exemptions from various public company reporting requirements. These exemptions include, but are not limited to, (i) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, (ii) reduced disclosure obligations regarding executive compensation in our periodic reports, proxy statements and registration statements, (iii) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved, and (iv) an extended transition period to comply with new or revised accounting standards applicable to public companies. However, based on our aggregate worldwide market value of the shares of our common stock held by non-affiliates as of June 30, 2021, we expect that we will become a “large accelerated filer” and lose emerging growth company status beginning with our Annual Report on Form 10-K for the year ended December 31, 2021. At such time, we will no longer be eligible to rely on the various exemptions available for “emerging growth companies” in our filings with the SEC. Compliance with these rules and regulations will continue to increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources. We have made, and will continue to make, changes to our internal controls and procedures for financial reporting and accounting systems to meet our reporting obligations as a public company. However, the measures we take may not be sufficient to satisfy our obligations as a public company. In addition, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly. For example, these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantial costs to maintain the same or similar coverage. These additional obligations could have a material adverse effect on our business, financial condition and results of operations.

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

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2020, filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2020, filed herewith.
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, filed herewith.
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, filed herewith.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL)

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

Oak Street Health, Inc. (Registrant)

Date: August 9, 2021	By:	/s/Timothy Cook
Timothy Cook
Chief Financial Officer (Principal Financial Officer)