Form 10-Q
period 2021-09-30
Oak Street Health, Inc.
filed 2021-11-08
CIK 1564406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes  ☐    No  ☒

As of November 4, 2021, the registrant had 240,927,344 shares of common stock, $0.001 par value per share, outstanding.

PART I.	FINANCIAL INFORMATION	5

Item 1.	Financial Statements	5

	Consolidated Balance Sheets as of September 30, 2021 (unaudited) and December 31, 2020	6

	Consolidated Statements of Operations for the Three and Nine-Months Ended September 30, 2021 and 2020 (unaudited)	8

	Consolidated Statements of Comprehensive Loss for the Three and Nine-Months Ended September 30, 2021 and 2020 (unaudited)	9

	Consolidated Statements of Changes in Redeemable Investor Units and Stockholders’ Equity/Members’ (Deficit) for the Three and Nine-Months Ended September 30, 2021 and 2020 (unaudited)	10

	Consolidated Statements of Cash Flows for the Nine-Months Ended September 30, 2021 and 2020 (unaudited)	14

	Notes to Consolidated Financial Statements	16

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	33

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	46

Item 4.	Controls and Procedures	46

PART II.	OTHER INFORMATION	47

Item 1.	Legal Proceedings	47

Item 1A.	Risk Factors	47

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	51

Item 3.	Defaults upon Senior Securities	51

Item 4.	Mine Safety Disclosures	51

Item 5.	Other Information	51

Item 6.	Exhibits	52

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

•	the effect of our relatively limited operating history on investors’ ability to evaluate our current business and future prospects;
•	the viability of our growth strategy and our ability to realize expected results;
•	our ability to successfully integrate a newly acquired business or achieve the expected growth, cost savings or synergies from such integration;
•	our ability to attract new patients;
•	the dependence of our revenues and operations on a limited number of key payors;
•	the risk of termination or non-renewal of the Medicare Advantage contracts held by the health plans with which we contract, or the termination or non-renewal of our contracts with those plans;
•	the impact on our business from changes in the payor mix of our patients and potential decreases in our reimbursement rates;
•	our ability to manage our growth effectively, execute our business plan, maintain high levels of service and patient satisfaction and adequately address competitive challenges;
•	our ability to compete in the healthcare industry;
•	our ability to timely enroll new physicians and other providers in governmental healthcare programs before we can receive reimbursement for their services;
•	the impact on our business of reductions in Medicare reimbursement rates or changes in the rules governing the Medicare program;
•	our dependence on reimbursements by third-party payors and payments by individuals;
•	our assumption under most of our agreements with health plans of some or all of the risk that the cost of providing services will exceed our compensation;
•	the impact on our business of renegotiation, non-renewal or termination of capitation agreements with health plans;
•	risks associated with estimating the amount of revenues and refund liabilities that we recognize under our risk agreements with health plans;
•	the impact on our business of security breaches, loss of data or other disruptions causing the compromise of sensitive information or preventing us from accessing critical information;
•	our ability to develop and maintain proper and effective internal control over financial reporting;
•	the impact on our business of disruptions in our disaster recovery systems or management continuity planning;
•	the potential adverse impact of legal proceedings and litigation;
•	the impact of reductions in the quality ratings of the health plans we serve;
•	the risk of our agreements with the physician equity holder of our practices being deemed invalid;
•	our ability to maintain and enhance our reputation and brand recognition;

•	our ability to effectively invest in, implement improvements to and properly maintain the uninterrupted operation and data integrity of our information technology and other business systems;
•	our ability to obtain, maintain and enforce intellectual property protection for our technology;
•	the potential adverse impact of claims by third parties that we are infringing on or otherwise violating their intellectual property rights;
•	our ability to protect the confidentiality of our trade secrets, know-how and other internally developed information;
•	the impact of any restrictions on our use of or ability to license data or our failure to license data and integrate third-party technologies;
•	risks associated with our use of “open-source” software;
•	our dependence on our senior management team and other key employees;
•	the concentration of our primary care centers in Illinois, Michigan, Pennsylvania, Ohio and Texas;
•	the impact on our business of an economic downturn;
•	our ability to attract and retain highly qualified personnel;
•	our management team’s limited experience managing a public company;
•	the impact on our business of the termination of our leases, increases in rent or inability to renew or extend leases;
•	the impact of failures by our suppliers, material price increases on supplies, lack of reimbursement for drugs we purchase or limitations on our ability to access new technology or products;
•	our ability to maintain our corporate culture;
•	the impact of competition for physicians and nurses, shortages of qualified personnel and related increases in our labor costs;
•	our ability to attract and retain the services of key primary care physicians;
•	the risk that our submissions to health plans may contain inaccurate or unsupportable information regarding risk adjustment scores of members;
•	our ability to accurately estimate incurred but not reported medical expense;
•	the impact of negative publicity regarding the managed healthcare industry;
•	the impact of state and federal efforts to reduce Medicaid spending;
•	the impact on our centers of adverse weather conditions and other factors beyond our control;
•	factors related to our issuance of Convertible Senior Notes (as defined later within this Quarterly Report on Form-10-Q); and
•	other factors disclosed in the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q and in similar sections in our other filings with the Securities and Exchange Commission (“SEC”).

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

OAK STREET HEALTH, INC.

CONSOLIDATED FINANCIAL STATEMENTS

For the quarterly period ended September 30, 2021

OAK STREET HEALTH, INC.

CONSOLIDATED BALANCE SHEETS

($ in millions, except shares/units and per share data)

	September 30, 2021 (unaudited)	December 31, 2020
Assets
Current assets:
Cash	$241.7	$409.3
Restricted cash	16.6	10.4
Other patient service receivables, net (Humana comprised $0.1 and $0.0 as of September 30, 2021 and December 31, 2020, respectively)	0.5	7.6
Capitated accounts receivable (Humana comprised $118.8 and $65.7 as of September 30, 2021 and December 31, 2020, respectively)	464.0	248.9
Marketable debt securities	771.3	-
Prepaid expenses	9.6	6.8
Other current assets (Humana comprised $5.9 and $0.0 as of September 30, 2021 and December 31, 2020, respectively)	11.1	4.2
Total current assets	1,514.8	687.2

Long-term assets:
Property and equipment, net	112.7	78.8
Security deposits	1.6	1.3
Operating lease right-of-use assets (Humana comprised $60.8 and $0.0 as of September 30, 2021 and December 31, 2020, respectively)	145.9	-
Goodwill	12.5	9.6
Intangible assets, net	2.7	3.0
Other long-term assets	0.8	1.1

Total assets	$1,791.0	$781.0

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$30.2	$8.8
Accrued compensation and benefits	38.4	32.0
Liability for unpaid claims (Humana comprised $97.8 and $78.5 as of September 30, 2021 and December 31, 2020, respectively)	442.3	262.1
Other liabilities (Humana comprised $16.6 and $4.6 as of September 30, 2021 and December 31, 2020, respectively)	34.0	12.6
Total current liabilities	544.9	315.5

Long-term liabilities:
Long-term operating lease liabilities (Humana comprised $56.6 and $0.0 as of September 30, 2021 and December 31, 2020, respectively)	153.0	-
Deferred rent expense (Humana comprised $0.0 and $0.8 as of September 30, 2021 and December 31, 2020, respectively)	-	13.5
Other long-term liabilities (Humana comprised $36.2 and $20.1 as of September 30, 2021 and December 31, 2020, respectively)	39.7	28.8
Long-term debt	900.3	-

Total liabilities	1,637.9	357.8
Commitments and contingencies (See Notes 6 & 10)
Stockholders' equity:
Preferred stock, par value $0.001; 50,000,000 shares authorized as of September 30, 2021 and December 31, 2020; no shares issued and outstanding as of September 30, 2021 and December 31, 2020	-	-
Common stock, par value $0.001; 500,000,000 shares authorized as of September 30, 2021 and December 31, 2020; 240,919,956 and 240,756,714 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	0.2	0.2
Additional paid-in capital (Humana comprised $50.0 and $50.0 as of September 30, 2021 and December 31, 2020, respectively)	977.6	971.8
Accumulated other comprehensive loss	(0.2)	-
Accumulated deficit	(826.6)	(555.8)
Total stockholders' equity allocated to Oak Street Health, Inc.	151.0	416.2
Non-controlling interests	2.1	7.0
Total stockholders' equity	153.1	423.2

Total liabilities and stockholders' equity	$1,791.0	$781.0

The accompanying notes are an integral part of these consolidated financial statements.

OAK STREET HEALTH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

($ in millions, except shares/units and per share data)

	Three-Months Ended		Nine-Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Revenues:
Capitated revenue (Humana comprised $130.7 and $92.3 for the three-months ended September 30, 2021 and 2020, respectively, and $379.2 and $286.1 for the nine-months ended September 30, 2021 and 2020, respectively)	$376.7	$211.8	$1,014.6	$616.4
Other patient service revenue (Humana comprised $2.8 and $0.8 for the three-months ended September 30, 2021 and 2020, respectively, and $4.5 and $2.4 for the nine-months ended September 30, 2021 and 2020, respectively)	12.0	6.1	23.9	17.7
Total revenues	388.7	217.9	1,038.5	634.1

Operating expenses:
Medical claims expense (Humana comprised $99.1 and $62.2 for the three-months ended September 30, 2021 and 2020, respectively, and $277.7 and $186.0 for the nine-months ended September 30, 2021 and 2020, respectively)	309.7	154.5	790.9	442.3
Cost of care, excluding depreciation and amortization (Humana comprised $2.8 and $1.5 for the three-months ended September 30, 2021 and 2020, respectively, and $7.1 and $3.9 for the nine-months ended September 30, 2021 and 2020, respectively)	76.3	43.2	203.6	126.5
Sales and marketing	30.5	15.5	80.5	37.4
Corporate, general and administrative expenses	77.0	57.2	224.3	112.5
Depreciation and amortization	4.5	2.9	11.7	8.1
Total operating expenses	498.0	273.3	1,311.0	726.8

Loss from operations	(109.3)	(55.4)	(272.5)	(92.7)

Other (expense)/income:
Interest expense, net	(0.6)	(3.9)	(1.8)	(8.8)
Other	-	-	-	0.2
Total other (expense)	(0.6)	(3.9)	(1.8)	(8.6)
Net loss	(109.9)	(59.3)	(274.3)	(101.3)

Net loss attributable to non-controlling interests	0.6	0.1	3.5	0.5
Net loss attributable to Oak Street Health, Inc.	$(109.3)	$(59.2)	$(270.8)	$(100.8)

Undeclared and deemed dividends	$-	$(5.4)	$-	$(27.2)
Net loss attributable to common stock/unitholders	$(109.3)	$(64.6)	(270.8)	$(128.0)
Weighted average common stock outstanding - basic and diluted[1]	223,435,698	218,261,866	221,932,624	218,261,866
Net loss per share – basic and diluted	$(0.49)	$(0.15)	$(1.22)	$(0.15)

The accompanying notes are an integral part of these consolidated financial statements.

1 Basic and diluted earnings per share of common stock is applicable only for periods after the Company's IPO that was completed on August 10, 2020

OAK STREET HEALTH, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

($ in millions, except shares/units and per share data)

	Three-Months Ended		Nine-Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net loss	$(109.9)	$(59.3)	$(274.3)	$(101.3)
Other comprehensive loss:
Net unrealized gain (loss) on marketable debt securities, net of tax	0.1	-	(0.2)	-
Comprehensive loss	(109.8)	(59.3)	(274.5)	(101.3)
Less: Comprehensive loss attributable to non-controlling interests	0.6	0.1	3.5	0.5
Comprehensive loss attributable to Oak Street Health, Inc.	$(109.2)	$(59.2)	$(271.0)	$(100.8)

The accompanying notes are an integral part of these consolidated financial statements.

OAK STREET HEALTH, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN

REDEEMABLE INVESTOR UNITS AND STOCKHOLDERS’ EQUITY/MEMBERS’ (DEFICIT)

(Unaudited)

($ in millions, except shares/units and per share data)

	Three-Months Ended
	Redeemable Investor Units		Members’ Capital		Common Stock
	Shares Issued	Amount	Shares Issued	Amount	Shares Issued	Amount	Additional Paid-In Capital	Accumulated Deficit	Non-controlling Interest	Total Equity/(Deficit)
Balances June 30, 2020	12,472,242	$545.0	3,461,459	$3.4	-	$-	$-	$(409.5)	$4.9	$(401.2)
Conversion of redeemable preferred stock into common stock upon closing of initial public offering	(12,472,242)	(545.0)	-	-	184,787,783	0.2	544.8	-	-	545.0
Conversion of members' capital into common stock upon closing of initial public offering	-	-	(1,117,312)	(7.0)	15,498,529	-	7.0	-	-	-
Conversion of members' capital into restricted stock upon closing of initial public offering	-	-	(2,339,322)	-	22,612,472	-	-	-	-	-
Issuance of common stock upon closing of initial public offering, net	-	-	-	-	17,968,750	-	351.2	-	-	351.2
Issuance of Common Units	-	-		-	-	-	-	-	-	-
Exercise of Options	-	-	-	-	2,831	-	0.1	-	-	0.1
Repurchases	-	-	(3,825)	-	-	-	-	-	-	-
Forfeitures	-	-	(1,000)	(0.1)	(41,651)	-	-	-	-	(0.1)
Stock and Unit-Based Compensation	-	-	-	3.7	-	-	25.7	-	-	29.4
Payments from Non-controlling Interest	-	-	-	-	-	-	-	-	5.9	5.9
Payments to Non-controlling Interest	-	-	-	-	-	-	-		(0.1)	(0.1)
Net loss	-	-	-	-	-	-	-	(59.2)	(0.1)	(59.3)
Balances September 30, 2020	-	$-	-	$-	240,828,714	$0.2	$928.8	$(468.7)	$10.6	$470.9

The accompanying notes are an integral part of these consolidated financial statements.

OAK STREET HEALTH, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN

REDEEMABLE INVESTOR UNITS AND STOCKHOLDERS’ EQUITY/MEMBERS’ (DEFICIT)

(Unaudited)

($ in millions, except shares/units and per share data)

	Three-Months Ended
	Common Stock
	Shares Issued	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Equity/Deficit
Balances June 30, 2021	240,785,554	$0.2	$935.0	$(717.3)	$(0.3)	$3.1	$220.7
Issuance of common stock upon vesting of restricted stock units	33,542	-	-	-	-	-	-
Issuance of common stock upon exercise of options	47,389	-	0.9	-	-	-	0.9
Shares withheld related to net settlement of stock based awards	(782)	-	-	-	-	-	-
Issuance of common stock under the employee purchase plan	62,575	-	3.0				3.0
Forfeitures	(8,322)	-	(0.1)	-	-	-	(0.1)
Stock compensation expense	-	-	38.8	-	-	-	38.8
Payments to non-controlling interests	-	-	-	-	-	(0.4)	(0.4)
Net unrealized loss on marketable debt securities	-	-	-	-	0.1	-	0.1
Net loss	-	-	-	(109.3)	-	(0.6)	(109.9)
Balances September 30, 2021	240,919,956	$0.2	$977.6	$(826.6)	$(0.2)	$2.1	$153.1

The accompanying notes are an integral part of these consolidated financial statements.

OAK STREET HEALTH, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN

REDEEMABLE INVESTOR UNITS AND STOCKHOLDERS’ EQUITY/MEMBERS’ (DEFICIT)

(Unaudited)

($ in millions, except shares/units and per share data)

	Nine-Months Ended
	Redeemable Investor Units		Members’ Capital		Common Stock
	Shares Issued	Amount	Shares Issued	Amount	Shares Issued	Amount	Additional Paid-In Capital	Accumulated Deficit	Non-controlling Interest	Total Equity/(Deficit)
Balances December 31, 2019	11,000,619	$320.6	2,530,864	$4.1	-	$-	$-	$(354.4)	$5.3	$(345.0)
Issuance of Series I, II and III Investor Units	1,471,623	224.4	-	-	-	-	-	-	-	-
Conversion of redeemable preferred stock into common stock upon closing of initial public offering	(12,472,242)	(545.0)	-	-	184,787,783	0.2	544.8	-	-	545.0
Conversion of members' capital into common stock upon closing of initial public offering	-	-	(1,117,312)	(7.0)	15,498,529	-	7.0	-	-	-
Conversion of members' capital into restricted stock upon closing of initial public offering	-	-	(2,339,322)	-	22,612,472	-	-	-	-	-
Issuance of common stock upon closing of initial public offering, net	-	-	-	-	17,968,750	-	351.2			351.2
Issuance of Common Units	-	-	1,095,067	-	-	-	-	-	-	-
Tender Offer – Investor Units, Founder’s Units, Incentive Units	-	-	(131,151)	(5.9)	-	-	-	(13.5)	-	(19.4)
Exercise of Options	-	-	-	-	2,831	-	0.1	-	-	0.1
Repurchases – Profits Interests	-	-	(5,856)	-	-	-	-	-	-	-
Forfeitures – Profits Interests	-	-	(32,290)	(0.2)	(41,651)	-	-	-	-	(0.2)
Stock and Unit-Based Compensation	-	-	-	9.0	-	-	25.7	-	-	34.7
Payments from Non-controlling Interest	-	-	-	-	-	-	-	-	5.9	5.9
Payments to Non-controlling Interest	-	-	-	-	-	-	-	-	(0.1)	(0.1)
Net loss	-	-	-	-	-	-	-	(100.8)	(0.5)	(101.3)
Balances September 30, 2020	-	$-	-	$-	240,828,714	$0.2	$928.8	$(468.7)	$10.6	$470.9

The accompanying notes are an integral part of these consolidated financial statements.

OAK STREET HEALTH, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN

REDEEMABLE INVESTOR UNITS AND STOCKHOLDERS’ EQUITY/MEMBERS’ (DEFICIT)

(Unaudited)

($ in millions, except shares/units and per share data)

	Nine-Months Ended
	Common Stock
	Shares Issued	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Equity/Deficit
Balances December 31, 2020	240,756,714	$0.2	$971.8	$(555.8)	$-	$7.0	$423.2
Purchase of capped calls	-	-	(123.6)	-	-	-	(123.6)
Issuance of common stock upon vesting of restricted stock units	55,781	-	-	-	-	-	-
Issuance of common stock upon exercise of options	222,203	-	4.5	-	-	-	4.5
Shares withheld related to net settlement of stock based awards	(1,412)	-	-	-	-	-	-
Issuance of common stock under the employee purchase plan	62,575		3.0				3.0
Forfeitures	(175,905)	-	(0.9)	-	-	-	(0.9)
Stock compensation expense	-	-	122.8	-	-	-	122.8
Payments from non-controlling interest	-	-	-	-	-	0.1	0.1
Payments to non-controlling interest	-	-	-	-	-	(1.5)	(1.5)
Net unrealized loss on marketable debt securities	-	-	-	-	(0.2)	-	(0.2)
Net loss	-	-	-	(270.8)	-	(3.5)	(274.3)
Balances September 30, 2021	240,919,956	$0.2	$977.6	$(826.6)	$(0.2)	$2.1	$153.1

The accompanying notes are an integral part of these consolidated financial statements.

OAK STREET HEALTH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)

(Unaudited)

	Nine-Months Ended
	September 30, 2021	September 30, 2020
Cash flows from operating activities:
Net loss	$(274.3)	$(101.3)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on debt and related issuance costs	2.4	4.2
Accretion of discounts and amortization of premiums on short-term marketable securities, net	2.4	-
Depreciation and amortization	11.7	8.1
Non-cash operating lease costs	11.2	-
Stock and unit-based compensation, net of forfeitures	121.9	34.4
Change in fair value of bifurcated derivative	-	0.2
Change in operating assets and liabilities, net of impact of acquisitions:
Accounts receivable	(208.0)	(56.3)
Prepaid expenses and other current assets	(10.6)	(6.1)
Security deposits and other long-term assets	0.1	0.1
Accounts payable	16.6	(5.9)
Accrued compensation and benefits	6.5	(5.2)
Liability for unpaid claims	180.2	86.6
Operating lease liabilities	(9.9)	-
Other current liabilities	7.9	10.7
Other long-term liabilities	16.0	7.8
Other	-	0.4
Net cash used in operating activities	(125.9)	(22.3)

Cash flows from investing activities:
Proceeds from sales and maturities of marketable debt securities	43.7	-
Purchases of marketable debt securities	(817.6)	-
Purchase of business	(1.4)	-
Purchases of property and equipment	(40.6)	(12.6)
Net cash used in investing activities	(815.9)	(12.6)

Cash flows from financing activities:
Proceeds from initial public offering	-	377.3
Payments of underwriting fees, net of discounts and offering costs	-	(24.9)
Principal payments on long-term debt	-	(80.0)
End of term charge and prepayments for debt paydown	-	(5.6)
Proceeds from borrowings on convertible senior notes, net	897.9	-
Purchase of capped calls	(123.6)	-
Proceeds from issuance of redeemable investor units	-	224.4
Capital contributions from non-controlling interests	0.1	5.9
Capital distributions to non-controlling interests	(1.5)	(0.1)
Tender Offer - common units	-	(19.4)
Proceeds from exercise of options	4.5	0.1
Proceeds from issuance of common stock under the employee purchase plan	3.0	-
Net cash provided by financing activities	780.4	477.7

Net change in cash, cash equivalents and restricted cash	(161.4)	442.8
Cash, cash equivalents and restricted cash, beginning of period	419.7	42.2
Cash, cash equivalents and restricted cash, end of period	$258.3	$485.0
Supplemental disclosures
Cash paid for interest	-	5.5
Unpaid offering costs in accounts payable and accrued liabilities	-	1.2
Additions to construction in process funded through accounts payable	4.7	-

The accompanying notes are an integral part of these consolidated financial statements.

OAK STREET HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. ORGANIZATION AND NATURE OF BUSINESS

Description of Business

Oak Street Health, Inc. (collectively with its consolidated subsidiaries is referred to as “Oak Street Health,” “OSH,” “we,” “us,” “our,” or the “Company”) was formed as a Delaware corporation on October 22, 2019 for the purpose of completing a public offering and related reorganization transactions (collectively referred to as the “IPO”) in order to carry on the business of Oak Street Health, LLC (“OSH LLC”) and its affiliates. On August 10, 2020, we completed our IPO. As the managing member of OSH LLC, Oak Street Health, Inc. operates and controls all of the business affairs of OSH LLC and its affiliates.

The Company operates primary care centers serving Medicare beneficiaries. The Company, through its centers and management services organization, combines an innovative care model with superior patient experience. The Company invests resources into primary care to prevent unnecessary acute events and manage chronic illnesses. The Company engages Medicare eligible patients through the use of a novel community outreach approach. Once patients are engaged, the Company integrates population health analytics, social support services and primary care into the care model to drive improved outcomes. The Company contracts with health plans to generate medical costs savings and realize a return on its investment in primary care. As of September 30, 2021, the Company operated 110 centers.

Basis of Presentation and Consolidation

The accompanying unaudited interim consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such regulations. These financial statements have been prepared on a basis consistent with the accounting principles applied for the fiscal year ended December 31, 2020 in the Company’s Annual Report on Form 10-K filed with the SEC. In the opinion of management, all adjustments (consisting of all normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine-months ended September 30, 2021, including the impact of COVID-19, are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

The consolidated financial statements of the Company include the financial statements of all wholly owned subsidiaries and majority-owned or controlled companies, which include the variable interest entities (“VIE”) in which OSH has an interest and is the primary beneficiary. See Note 11, “Variable Interest Entities.” For those consolidated subsidiaries where our ownership is less than 100%, the portion of the net income or loss allocable to the non-controlling interests is reported as “Net loss (gain) attributable to non-controlling interests” in the consolidated statements of operations. Intercompany balances and transactions have been eliminated in consolidation.

In addition, Oak Street Health is the majority interest owner in three joint ventures: OSH-PCJ Joliet, LLC, OSH-RI, LLC and OSH-ESC Joint Venture, LLC, which are consolidated in the Company’s financial statements. In March and September 2021, distributions were made from OSH-PCJ Joliet, LLC to Oak Street Health MSO, LLC (50.1% ownership) and Primary Care Physicians of Joliet (49.9% ownership) totaling $1.5 million to each owner.

Segment Information

The Company has concluded that we have one operating and reportable segment as the chief operating decision maker regularly reviews financial operating results on a consolidated basis for purposes of allocating resources and evaluating financial performance. While we generate revenues in a number of centers in several geographic regions, we have determined that the centers all have similar economic characteristics, such as the types of services provided and the nature of patients served. The Company evaluates performance and allocates resources as a single operating segment based on revenue growth and pre-tax profit or loss from operations.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company bases its estimates on the information available at the time, its experiences and various other assumptions believed to be reasonable under the circumstances including estimates of the impact of COVID-19. The areas where significant estimates are used in the accompanying financial statements include revenue recognition, the liability for unpaid claims, stock/unit-based compensation, valuation and related impairment recognition of long-lived assets, including intangibles and goodwill and the valuation of stock options. Actual results could differ from those estimates.

COVID-19 CARES ACT

On March 27, 2020, the United States President signed into law the Coronavirus Aid, Relief and Economic Securities Act (“CARES Act”) which provides economic assistance to a wide array of industries, including healthcare. Thus far, the Company has taken the following actions related to this legislation:

•

Provider Relief Funds. The U.S. Department of Health and Human Services (“HHS”) distributed grants to healthcare providers to offset the impacts of COVID-19 pandemic related expenses and lost revenues through the Public Health and Social Services Emergency Fund. Grants received are subject to the terms and conditions of the program, including that such funds may only be used to prevent, prepare for and respond to COVID-19 and will reimburse only for health care related expenses, general and administrative expenses or lost revenues that are attributable to the COVID-19 pandemic as defined by the HHS. Payments from this fund are not loans and, therefore, they are not subject to repayment. We recognize grant payments as income when there is reasonable assurance that we have complied with conditions associated with the grant. Our estimates could change materially in the future based on the government’s evolving compliance guidance. During the nine-months ended September 30, 2021 and 2020, the Company received $2.6 million and $4.7 million, respectively, related to these grants.  The Company recognized $0.0 million and $3.9 million, for the three-months ended September 30, 2021 and 2020, respectively, and $3.5 million and $4.7 million for the nine-months ended September 30, 2021 and 2020, respectively, as income to offset COVID-19 pandemic related expenses incurred in the cost of care, excluding depreciation and amortization.  There were no unrecognized grants on the balance sheet as of September 30, 2021.

•

Medicare Accelerated and Advanced Payment Program. The Centers for Medicare & Medicaid Services (“CMS”) expanded its Accelerated and Advance Payment Program which allows participants to receive expedited payments during periods of national emergencies. Under the program, we received an interest-free advancement of 100% of our Medicare payment amount for a three-month period. Repayment will begin one year from the date the payments were received and will be paid back against future fee-for-service claims.  Beginning at one year from the date the payment was issued and continuing for eleven months, payments will be recouped at a rate of 25%.  After the eleven months end, payments will be recouped at a rate of 50% for another six months, after which any remaining balance will become due. During 2020, the Company received approximately $1.5 million in CMS advance payments, which will be paid back against future fee-for-service claims. During the three and nine-months ended September 30, 2021, the Company paid back $0.3 million and recorded an offset to other patient service receivables. As of September 30, 2021, there was $1.2 million remaining in other current liabilities.

•

Payroll Tax Deferral. Under the CARES Act, the Company elected to defer payment on its portion of Social Security taxes, on an interest free basis, incurred from March 27, 2020 to December 31, 2020. One-half of such deferral amount will become due on each of December 31, 2021 and December 31, 2022. The total deferred payroll taxes were $7.0 million, $3.5 million was classified as a short-term liability and $3.5 million was classified as a long-term liability at September 30, 2021.

•

Temporary Suspension of Medicare Sequestration. The Budget Control Act of 2011 requires a mandatory, across the board reduction in federal spending, called a sequestration. Medicare fee-for-service claims with dates of service or dates of discharge on or after April 1, 2013 incur a 2.0% reduction in Medicare payments. All Medicare rate payments and settlements have incurred this mandatory reduction and it will continue to remain in place through at least 2023, unless Congress takes further action. In response to COVID-19, the CARES Act temporarily suspended the automatic 2.0% reduction of Medicare claim reimbursements for the period of May 1, 2020 through December 31, 2021, which immaterially increased both revenues and medical expenses for the three and nine-months ended September 30, 2021 and 2020.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company described its significant accounting policies in Note 2 of the Notes to Consolidated Financial Statements for the year ended December 31, 2020 included in its Annual Report on Form 10-K. During the nine-months ended September 30, 2021, there were no significant changes to those accounting policies, other than the adoption of ASC 842 (as defined below), Accounting Standards Update (“ASU”) 2020-06 and those policies impacted by the new accounting pronouncements adopted during the period and further described below as well as in the “Recently Adopted Accounting Pronouncements” section.

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

The Company adopted ASC 842 effective January 1, 2021 under the modified retrospective transition method. Under this method, financial statements for periods after the adoption date are presented in accordance with ASC 842 and prior-period financial statements continue to be presented in accordance with ASC 840, the accounting standard originally in effect for such periods. The package of practical expedients included that the Company was not required to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. Also, as part of the adoption, the Company elected to not recognize short-term leases (those with lease terms less than a year) on the consolidated balance sheets, not separate lease and non-lease components and did not use hindsight to determine lease term. The most significant impact was the recognition of ROU assets and lease liabilities for our operating leases. The ROU assets represent the right to use an underlying asset for the lease term, and lease liabilities represent an obligation to make lease payments arising from the lease at lease commencement date. The Company’s operating leases resulted in the recognition of additional assets and the corresponding liabilities on its consolidated balance sheets, however it did not have a material impact on the consolidated statements of operations or cash flows for the three and nine months ended September 30, 2021. The Company recognized ROU assets and lease liabilities for operating leases of $108.1 million and $(126.8) million, respectively, upon adoption as of January 1, 2021. The difference between the lease liability and right-of-use asset mainly related to the reversal of existing deferred rent balances.

The Company utilized a comprehensive approach to assess the impact of this guidance on the consolidated financial statements and related disclosures, including the increase in assets and liabilities on the consolidated balance sheets and the impact on the current lease portfolio.

See Note 6 in this Quarterly Report for our lease accounting policy and the quarterly impact of our adoption of ASC 842.

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06 Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity. Among other changes, ASU 2020-06 removes the liability and equity separation model for convertible instruments with a cash conversion feature, and as a result, after adoption, entities will no longer separately present in equity an embedded conversion feature for such debt. Similarly, the embedded conversion feature will no longer be amortized into income as interest expense over the life of the instrument. Instead, entities will account for a convertible debt instrument wholly as debt unless (1) a convertible instrument contains features that require bifurcation as a derivative under ASC Topic 815, Derivatives and Hedging, or (2) a convertible debt instrument was issued at a substantial premium. Additionally, ASU 2020-06 requires the application of the if-converted method to calculate the impact of convertible instruments on diluted earnings per share and updates the disclosure requirements in ASC 470-20, making them easier to understand for financial statement preparers and improving the decision-usefulness and relevance of the information for financial statement users. This ASU was early adopted on January 1, 2021 and applied to the Company’s 0% Convertible Senior Notes due 2026 issued in March 2021 (Refer to Note 8, Convertible Senior Notes, for further information regarding the Company’s Convertible Senior Notes). The guidance was not applied to any other debt arrangements at the Company.

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

In September 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 introduces a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. The guidance is effective for private companies beginning January 1, 2023. Due to the expected loss of emerging growth status for the year-ended December 31, 2021, this guidance will be effective in our annual filing for the year ended December 31, 2021. The new current expected credit losses (“CECL”) model generally calls for the immediate recognition of all expected credit losses and applies to loans, accounts and trade receivables as well as other financial assets measured at amortized cost, loan commitments and off-balance sheet credit exposures, debt securities and other financial assets measured at fair value through other comprehensive income, and beneficial interests in securitized financial assets. The new guidance replaces the current incurred loss model for measuring expected credit losses, requires expected losses on available for sale debt securities to be recognized through an allowance for credit losses rather than as reductions in the amortized cost of the securities, and provides for additional disclosure requirements. The Company is currently evaluating the impact the adoption of ASU 2016-13 will have on its consolidated financial statements.

We do not expect that any other recently issued accounting guidance will have a significant effect on our consolidated financial statements.

NOTE 3. REVENUE RECOGNITION

Both our capitated and fee-for-service revenue generally relate to contracts with patients in which our performance obligation is to provide healthcare services to the patients. Revenues are recorded during the period our obligations to provide healthcare services are satisfied.

Capitated Revenue and Accounts Receivable

The Company has agreements in place with the payors listed below, and payor sources of capitated revenue for each period presented were as follows:

	For the three-months ended		For the nine-months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Humana	35%	44%	37%	46%
Wellcare/Meridian	15%	17%	16%	15%
Cigna-HealthSpring	8%	9%	9%	10%
CMS	10%	0%	7%	0%
Other	32%	30%	31%	29%

Medicare Part D comprised 2% of capitated revenues for the three and nine-months ended September 30, 2021. Part D comprised 3% and 2% of capitated revenues for the three and nine-months ended September 30, 2020, respectively. Medicare Part D comprised 2% and 3% of medical claims expense for the three and nine-months ended September 30, 2021, respectively. Part D comprised 4% of medical claims expense for the three and nine-months ended September 30, 2020.

Our capitated accounts receivable includes $40.1 million and $4.9 million as of September 30, 2021 and 2020, respectively, for acuity-related adjustments that are estimated to be received in subsequent periods. In certain contracts, our fixed payment per patient per month (“PPPM”) fees also include adjustments for items such as performance incentives or penalties based on the achievement of certain clinical quality metrics as contracted with payors. There were no PPPM adjustments related to performance incentives/penalties for quality-related metrics for the three and nine-months ended September 30, 2021 and 2020.

Other Patient Service Revenue

The composition of other patient service revenue for each period was as follows ($ in millions):

	For the three-months ended		For the nine-months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Fee for service	$2.2	$0.9	5.5	$3.2
Care coordination and care management services	9.8	5.2	18.4	14.5
Total other patient service revenue	$12.0	$6.1	23.9	$17.7

As of September 30, 2021 and December 31, 2020, the Company’s contract liabilities related to the Humana care coordination payments totaled $28.3 million and $16.6 million, respectively. The short-term portion is recorded in other liabilities and the long-term portion is included in other long-term liabilities in the accompanying consolidated balance sheets.

The fee-for-service revenue by payor source for each period presented were as follows:

	For the three-months ended		For the nine-months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Medicare	35%	51%	34%	50%
Humana	13%	8%	13%	7%
Other	52%	41%	53%	43%

The total amount of patient revenues that were waived per the Company’s financial assistance policy were $2.7 million and $1.7 million for the nine-months ended September 30, 2021 and 2020, respectively. This represents a change of $(0.6) million and $(0.1) million, respectively, as compared revenues waived for the six-months ended June 30, 2021 and 2020. The Company’s cost to provide care in regard to the services for which the patient’s financial obligation was waived was estimated to be $8.1 million and $2.9 million for the nine-months ended September 30, 2021 and 2020, respectively using a cost-to-charge ratio estimate. This represents a change of $(1.8) million and $(0.1) million, respectively, in the costs incurred for the six-months ended June 30, 2021 and 2020.

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

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis ($ in millions):

	Fair Value Measurements as of September 30, 2021 using:
	Level 1	Level 2	Level 3	Total
Marketable debt securities:
Commercial paper	$180.8	$-	$-	$180.8
U.S. Treasury obligations	-	40.8	-	40.8
Corporate bonds	-	423.0	-	423.0
Asset-backed securities	-	104.5	-	104.5
Other	-	22.2	-	22.2
Total financial assets	$180.8	$590.5	$-	$771.3

The Company measures the fair value of corporate bonds, U.S. treasury obligations and asset-backed securities by taking into consideration valuations obtained from third-party pricing services. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. There were no investments as of December 31, 2020. During the three and nine-months ended September 30, 2021, there were no transfers between Levels 1, 2 and 3.

The Company's Convertible Senior Notes are classified within Level 2 of the fair value hierarchy as the valuation inputs are based on quoted prices in an inactive market on the last day in the reporting period. As of September 30, 2021, the fair value of the Convertible Senior Notes was $833.9 million compared to their carrying value of $900.3 million, which is net of unamortized debt issuance and offering costs.

Investments

        At September 30, 2021, the Company’s marketable debt securities classified as available-for-sale were as follows ($ in millions):

	September 30, 2021
	Amortized cost	Net unrealized gains (losses)	Fair value
Marketable debt securities:
Commercial paper	$180.8	$0.0	$180.8
U.S. Treasury obligations	40.8	0.0	40.8
Corporate bonds	423.2	(0.2)	423.0
Asset-backed securities	104.5	(0.0)	104.5
Other	22.2	0.0	22.2
Total marketable debt securities	$771.5	$(0.2)	$771.3

These investments in marketable debt securities carry maturity dates between less than one year and four years from date of purchase. The net realized gains and losses were immaterial during the three and nine-months ended September 30, 2021.

NOTE 5. GOODWILL AND INTANGIBLE ASSETS

The following table details movements in goodwill for the period ended September 30, 2021.

(in millions)
Balance as of December 31, 2020	$9.6
Acquisitions and acquisition adjustments	2.9
Balance as of September 30, 2021	$12.5

Intangible assets with a finite useful life continue to be amortized over their useful lives. Net intangible assets amounted to $2.7 million and $3.0 million at September 30, 2021 and December 31, 2020, respectively. The Company recorded amortization expense of $0.1 million for the three-months ended September 30, 2021 and 2020. The Company recorded amortization expense of $0.3 million for the nine-months ended September 30, 2021 and 2020.

NOTE 6. LEASES

ASC 842 Disclosures

The Company leases offices, operating facilities, vehicles and IT equipment, which are accounted for as operating leases. These leases have remaining lease terms of up to 30 years, inclusive of renewal or termination options that the Company is reasonably certain to exercise.

Operating lease and variable lease costs are included in cost of care, excluding depreciation and amortization and corporate, general and administrative expenses in the consolidated statements of operations. Variable lease costs are the portion of lease payments that are not fixed over the lease term. Variable lease costs include real estate payments that are adjusted periodically for inflation or other variables as well as payments for taxes, insurance, maintenance and other expenses. Also included in variable lease costs are a portion of the license fee paid to Humana (see Note 12). We expense variable lease costs as incurred. The Company elected to combine lease and non-lease components as a single lease component and not include short-term leases, defined as leases with an initial term of twelve months or less, in its consolidated balance sheets. The Company’s short-term leases were immaterial. The components of lease expense for the Company’s operating leases were as follows for the three and nine-months ended September 30, 2021 ($ in millions):

	For the three-months ended September 30, 2021	For the nine-months ended September 30, 2021
Operating lease cost	$5.6	$15.0
Variable lease cost	5.3	14.0
Total lease cost	$10.9	$29.0

The Company entered into operating leases that resulted in $ 22.7 million and $49.5 million of right-of-use assets in exchange for operating lease obligations for the three and nine-months ended September 30, 2021, respectively.

The weighted-average remaining lease term and discount rate for operating lease liabilities included in the consolidated balance sheets are as follows:

September 30, 2021
Weighted-average remaining lease term (in years)	10.2
Weighted-average discount rate	4.17%

The table below presents the future minimum lease payments under the noncancelable operating leases as of September 30, 2021 ($ in millions):

2021	$5.7
2022	23.2
2023	22.1
2024	20.2
2025	19.1
2026	19.0
Thereafter	102.5
Total lease payments	$211.8
Less: imputed interest	(46.3)
Total operating lease liabilities	$165.5
Reported as:
Operating lease liabilities, current (1)	12.5
Operating lease liabilities, noncurrent	153.0
Total operating lease liabilities	$165.5

(1) Included in other liabilities on the consolidated balance sheet

ASC 840 Disclosures

Prior to adoption of ASC 842, the Company accounted for its lease arrangements under ASC 840, Leases, with no ROU assets or lease liabilities being reflected on the consolidated balance sheets. Therefore, the Company recognized $2.1 million (including $0.9 million of Humana license fee expense) and $11.3 million (including $3.5 million of Humana license fee expense) of rent expense for the three and nine-months ended September 30, 2020 included in costs of care and corporate, general and administrative expenses in the consolidated statements of operations. Additionally, the Company recorded $13.5 million at December 31, 2020 of deferred rent that was classified as a long-term liability in the consolidated balance sheets.

NOTE 7. LIABILITY FOR UNPAID CLAIMS

Activity within liabilities for unpaid claims was as follows for the nine-months ended ($ in millions):

	September 30, 2021	September 30, 2020
Balance, beginning of period	$262.1	$170.6
Incurred health care costs:
Current year	785.2	428.7
Prior years	5.2	11.4
Total claims incurred	$790.4	$440.1
Claims paid:
Current year	(366.5)	(233.4)
Prior years	(246.4)	(120.8)
Total claims paid	$(612.9)	$(354.2)
Adjustments to other claims-related liabilities	2.7	0.7
Balance, end of period	$442.3	$257.2

We assess the profitability of our managed care capitation arrangement to identify contracts where current operating results or forecasts indicate probable future losses. If anticipated future variable costs exceed anticipated future revenues, a premium deficiency reserve is recognized. No premium deficiency reserves were recorded as of September 30, 2021 and December 31, 2020.

  The Company purchases provider excess insurance to protect against significant, catastrophic claims expenses incurred on behalf of its patients. The total amount of provider excess insurance premium was $1.6 million and $0.9 million, and total reimbursements were $0.7 million and $0.8 million for the three-months ended September 30, 2021 and 2020, respectively. The total amount of provider excess insurance premium was $3.4 million and $2.6 million, and total reimbursements were $4.1 million and $1.5 million for the nine-months ended September 30, 2021 and 2020, respectively. The provider excess insurance premiums less reimbursements are reported in medical claims expense in the consolidated statements of operations. Provider excess recoverables due are reported in other current assets in the consolidated balance sheets. As of September 30, 2021, the Company’s provider excess insurance deductible was $0.3 million per member and covered up to a maximum of $5.0 million per member per calendar year.

NOTE 8. LONG-TERM DEBT

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

The Convertible Senior Notes are convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding December 15, 2025, only under the following circumstances:

•

during any calendar quarter ending after September 30, 2021, if our closing stock price is greater than or equal to 130% of the conversion price on each of at least 20 trading days (whether or not consecutive) of the last 30 consecutive trading days of the immediately preceding calendar quarter;

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

The Convertible Senior Notes and capped call transactions consisted of the following balances reported in the Consolidated Balance Sheet as of September 30, 2021 ($ in millions):

September 30, 2021
Liability component:
Principal	920.0
Less: debt issuance costs, net of amortization	(19.7)
Net carrying amount	900.3

Equity component recorded at issuance:
Capped call transactions	123.6

The Company recognized $1.1 million and $2.4 million related debt issuance and offering costs in interest expense, net on the consolidated statements of operations related to the Convertible Senior Notes for the three and nine-months ended September 30, 2021, respectively.

NOTE 9. STOCK AND UNIT-BASED COMPENSATION

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

The following is a summary of stock option activity transactions as of and for the nine-months ended September 30, 2021 ($ in millions):

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding, December 31, 2020	14,958,969	$21.01	9.60	$600.6
Granted	336,526	59.83
Exercised	(222,203)	21.02
Cancelled	(73,908)	23.09
Outstanding, September 30, 2021	14,999,384	$21.87	8.86	$315.6

Options exercisable as of September 30, 2021	4,462,330	$21.00	8.85	96.1

The aggregate intrinsic value of options exercised in the three-months ended September 30, 2021 and 2020 was $1.6 million and $0.0 million, respectively and $8.2 million and $0.0 million in the nine-months ended September 30, 2021 and 2020, respectively. Aggregate intrinsic value represents the difference between the exercise price of the option and the closing price of the Company’s common stock on the date of exercise. The fair value of options granted for the three-months ended September 30, 2021 and 2020 was $0.4 million and $0.0 million, respectively, and $9.6 million and $0.0 million for the nine-months ended September 30, 2021 and 2020, respectively.

RSA Activity

Immediately prior to the IPO in 2020, the existing unitholders of OSH LLC exchanged their founders’ units, incentive units and profits interests in OSH LLC for common stock of the Company as approved by the Board of Directors of the Company, OSH LLC and OSH Management Holdings, LLC (“OSH MH LLC”). As part of this pre-IPO conversion, certain units were converted to RSAs. The following is a summary of RSA transactions as of and for the nine-months ended September 30, 2021:

	Unvested Shares	Grant Date Fair Value

Unvested, December 31, 2020	21,599,118	$11.77
Granted	-
Vested	(4,631,079)	2.76
Canceled and forfeited	(175,905)	14.40
Unvested, September 30, 2021	16,792,134	$14.23

Employee Stock Purchase Plan

On August 5, 2020, the Board of Directors adopted, and the OSH LLC’s and OSH MH LLC’s majority unitholders approved, the 2020 Employee Stock Purchase Plan (the “ESPP”) for the issuance of up to a total of 2,386,875 shares of common stock. In addition, the number of shares available for issuance under the ESPP will be increased annually on January 1 of each calendar year beginning in 2021 and ending in and including 2030, by an amount equal to the lesser of (A) 1% of the shares outstanding on the final day of the immediately preceding calendar year and (B) such smaller number of shares as is determined by our Board of Directors, subject to an increase each January. In no event will more than 30,000,000 shares of our common stock will be available for issuance under the ESPP. Each offering period will be approximately six months in duration commencing on January and July 1 of each year and terminating on September 30 or December 31. The ESPP allows participants to purchase common stock through payroll deductions of up to 15% of their eligible compensation. The purchase price of the shares will be 85% of the lower of the fair market value of our common stock on the grant date or purchase date.

The first offering period closed on June 30, 2021, and 62,575 shares were distributed to employees during the period.

Stock and Unit-Based Compensation Expense

The Company recognized $0.0 million and $3.6 million in unit-based compensation expense related to the profits interests for the three-months ended September 30, 2021 and 2020, respectively. The Company recognized $0.0 million and $8.8 million in unit-based compensation expense related to the profits interests for the nine-months ended September 30, 2021 and 2020, respectively. The Company recorded the expenses in corporate, general and administrative expenses. The Company recognized $38.7 million and $25.7 million related to RSAs, options and RSUs for the three-months ended September 30, 2021 and 2020, respectively. The Company recorded $37.4 million in corporate, general and administrative expenses, $0.8 million in sales and marketing, and $0.5 million in cost of care for the three-months ended September 30, 2021. The Company recognized $25.7 million in corporate, general, and administrative expenses for the three and nine-months ended September 30, 2020. The Company recognized $121.9 million and $25.7 million related to RSAs, options and RSUs for the nine-months ended September 30, 2021 and 2020, respectively. The Company recorded $118.2 million in corporate, general and administrative expenses, $2.5 million in sales and marketing, and $1.2 million in cost of care for the nine-months ended September 30, 2021.

As part of the pre-IPO equity conversion discussed above and in our Annual Report on Form 10-K for the year ended December 31, 2020, the profits interests that were subject to vesting over a period of continuous employment or service and were unvested upon the conversion were converted into RSAs and options that vest over the remaining requisite service period from the original grant dates. As a result of this conversion and modification of vesting terms from Sponsor’s Exit to service-based vesting at the IPO, the Company determined that RSAs and options should be accounted for as a Type III modification (the award was not probable to vest prior to the modification but it was probable of vesting under the modified condition). The stock compensation expense, net of forfeitures, recorded for these modifications was $29.2 million and $87.0 million for the three and nine-months ended September 30, 2021, respectively, and $18.2 million for the three and nine-months ended September 30, 2020.

As of September 30, 2021, the Company had approximately $172.0 million in unrecognized compensation expense related to all non-vested awards (RSAs, options and RSUs) that will be recognized over the weighted-average period of 1.22 years.

NOTE 10. COMMITMENTS AND CONTINGENCIES

Uncertainties

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

On November 1, 2021, the Company received a civil investigative demand (“CID”) from the United States Department of Justice. According to the CID, the Department of Justice is investigating whether the Company may have violated the False Claims Act, 31 U.S.C. §§ 3729-3722. The CID requests certain documents and information related to the Company’s relationships with third-party marketing agents and related to the Company’s provision of free transportation to federal health care beneficiaries and requests information and documents related to such matters. We intend to cooperate with the Department of Justice and produce information and documentation in response to the CID. We are currently unable to predict the outcome of this investigation or whether litigation is probable. Regardless of the outcome, this inquiry has the potential to have an adverse impact on us due to any related defense and settlement costs, diversion of management resources, and other factors.

Management believes that the Company is in compliance with fraud and abuse as well as other applicable government laws and regulations. While no regulatory inquiries have been made, compliance with such laws and regulations is subject to government review and interpretation, as well as regulatory actions unknown at this time.

NOTE 11. VARIABLE INTEREST ENTITIES

Oak Street Health Physicians Group PC, OSH-IN Physicians Group PC, OSH-MI Physicians Group PC, OSH-OH Physicians Group LLC, OSH-PA Physicians Group PC, OSH-RI Physicians Group PC, Oak Street Health of Texas, PLLC, Griffin Myers Medical PC, Oak Street Health Physicians Group of South Carolina LLC, Oak Street Health Physicians Group of Louisiana LLC, Oak Street Health Physicians Group of Mississippi LLC, Oak Street Health Physicians Group of Alabama, LLC, Oak Street Health Physicians Group of Kentucky, LLC, Oak Street Health Physicians Group of Missouri, Oak Street Health Physicians Group of New Mexico, LLC, Oak Street Health Physicians Group of Arizona, PLLC and Oak Street Health Physicians Group of Oklahoma, LLC (collectively, the “Physician Groups”) employ healthcare providers to deliver primary care services to the Medicare covered population of Alabama, Georgia, Illinois, Indiana, Kentucky, Louisiana, Michigan, Mississippi, New Mexico, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, Rhode Island, South Carolina, Tennessee and Texas. The Physician Groups were established to employ healthcare providers, contract with managed care payors and to deliver healthcare services to patients in the markets that the Company serves. The Company concluded that it has variable interests in the Physician Groups on the basis of its Administrative Service Agreement (“ASA”) which provides for reimbursement of costs and a management fee payable to the Company from the Physician Groups in exchange for providing management and administrative services which creates risks and a potential return to the Company. The Physician Group’s equity at risk, as defined by U.S. GAAP, is insufficient to finance its activities without additional support, and, therefore, the Physician Groups are considered VIEs.

The table below illustrates the VIE assets and liabilities and performance for the Physician Groups as of and for the periods ended ($ in millions):
	September 30, 2021	December 31, 2020
Total assets	$509.4	$286.1
Total liabilities	499.7	332.1

	Three-Months Ended		Nine-Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Total revenues	$386.4	$213.9	$1,031.3	$622.7
Medical claims expense	308.5	153.4	790.4	439.4
Cost of care	36.8	14.5	104.2	44.1
Total operating expenses	$345.3	$167.9	$894.6	$483.5

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

NOTE 12. RELATED PARTIES

Humana

          Humana holds over 5% of our common stock. Additionally, a Humana representative served on the Board of Directors from 2019 until their retirement, effective September 7, 2021. Humana no longer has a representative on the Board of Directors as of September 7, 2021. The Company has capitated managed care contracts with Humana which result in capitated revenues and related receivables. Within the Company’s other patient services revenue, revenues from Humana are included in both fee-for-service revenue and care coordination revenue. The unearned portion of the Care Coordination Payments was recorded as a contract liability in both the short-term and long-term other liabilities accounts.  The Company also incurs medical claims expenses related to the Humana payor contracts which are included in third-party medical expenses. Related unpaid claims are included in the liability for unpaid claims financial statement caption.

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

The below tables present the balances related to Humana as of September 30, 2021 and December 31, 2020 and for the three- and nine-months ended September 30, 2021 and 2020 ($ in millions):

	September 30, 2021	December 31, 2020
Assets:
Other patient service receivables	$0.1	$-
Capitated accounts receivables	118.8	65.7
Other current assets	5.9	-
Operating lease right-of-use assets	60.8	-
Liabilities:
Liability for unpaid claims	$97.8	$78.5
Other liabilities
Short-term license fees	5.3	0.6
Short-term contract liability	5.4	4.0
Short-term operating lease liability	5.9	-
Long-term operating lease liabilities	56.6	-
Deferred rent	-	0.8
Other long-term liabilities:
Long-term license fees	13.4	7.3
Long-term contract liability	22.8	12.8
Equity:
Additional paid-in capital	$50.0	$50.0

	Three-Months Ended		Nine-Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Revenues:
Capitated revenue	$130.7	$92.3	$379.2	$286.1
Other patient service revenue:
Care coordination revenue earned	1.5	0.8	3.8	2.2
Fee for service revenue	1.3	0.0	0.7	0.2
Expenses:
Medical claims expense	$99.1	$62.2	$277.7	$186.0
Cost of care:
License fee expense	0.8	0.7	2.2	2.0
Rent expense	2.0	0.8	4.9	1.9

Blue Cross Blue Shield of Rhode Island

Blue Cross Blue Shield of Rhode Island (“BCBSRI”) owns 49.9% of our joint venture, OSH-RI, LLC, and one of our Board members served as president and CEO of BCBSRI through the year ended December 31, 2020. The Board member has not served in this role in 2021, and as such we have only presented 2020 information herein. Total capitated revenue associated with the BCBSRI payor contract was $2.7 million for the three-months ended September 30, 2020, and $7.5 million for the nine-months ended September 30, 2020. Capitated receivables from BCBSRI represented $10.0 million of the capitated accounts receivable balance at December 31, 2020.

Total medical claims expenses related to the BCBSRI payor contract were $1.9 million for the three-months ended September 30, 2020, and $6.4 million for the nine-months ended September 30, 2020. Unpaid claims related to these capitated contracts represented $11.1 million of the liability for unpaid claims balance at December 31, 2020.

Consulting Arrangement with an Immediate Family Member of Our Chief Executive Officer

Carolyn Rose, the sister of Michael Pykosz, a member of our Board of Directors and our Chief Executive Officer, has provided us contracted legal services. Ms. Rose provided legal services resulting in fees of $0.0 million and $0.1 million for the three-months ended September 30, 2021 and 2020, respectively. For the nine-months ended September 30, 2021 and 2020, we incurred legal fees payable to Ms. Rose of $0.2 million and $0.2 million, respectively.

NOTE 13. NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per common share for the three and nine-months ended September 30, 2021 and 2020 ($ in millions). The basic and diluted earnings per share for the three and nine-months ended September 30, 2020 is applicable only for the period from August 10, 2020 to September 30, 2020, which is the period following our IPO and related restructuring transactions and presents the period that the Company had outstanding common stock.

	Three-Months Ended		Nine-Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Numerator:
Net loss attributable to common stockholders/unitholders	$(109.9)	$(64.6)	$(274.3)	$(128.6)
Less: Net loss attributable to non-controlling interests	(0.6)	(0.1)	(3.5)	(0.5)
Less: Undeclared and deemed dividends attributable to unitholders prior to restructuring as part of IPO	-	(5.4)	-	(27.2)
Less: Net loss attributable to OSH LLC prior to restructuring as part of the IPO	-	(25.7)	-	(67.5)
Net loss attributable to OSH Inc. stockholders	(109.3)	(33.4)	(270.8)	(33.4)
Denominator:
Weighted average common stock outstanding - basic and diluted	223,435,698	218,261,866	221,932,624	218,261,866
Net loss per share – basic and diluted	$(0.49)	$(0.15)	$(1.22)	$(0.15)

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

		Nine-Months Ended September 30, 2021	Nine-Months Ended September 30, 2020
Stock options		14,999,384	14,921,281
RSUs		341,215	148,876
RSAs		16,792,134	22,234,012
Convertible Senior Notes	*	11,622,176	-
		43,754,909	37,304,169

*The Company entered into capped call transactions to mitigate the impact of potential economic dilution to our common stock upon any conversion of our Convertible Senior Notes. The capped call transactions are expected to offset the potential dilution to the Company’s common stock upon any conversion of the Convertible Senior Notes up to a cap price of $138.8750 per share. See Note 8 for further details on the capped call transactions.

NOTE 14. SUBSEQUENT EVENTS

On October 20, 2021, we closed our acquisition of RubiconMD (“Rubicon”), the leading technology platform providing access to specialist expertise for a base purchase price of $130.0 million and up to $60.0 million of contingent consideration. The deal enables Oak Street Health to integrate virtual specialty care into our existing care model, which we expect to significantly streamline the referral process and better manages costs, enhances patient experience, and provides comprehensive care far beyond traditional primary care.

The acquisition of Rubicon was considered a business combination under U.S. GAAP and will be accounted for using the acquisition method. As such, the total consideration will be allocated to Rubicon’s tangible and intangible assets acquired as well as liabilities assumed based on their respective fair values with any excess allocated to goodwill. This allocation is dependent on certain valuations and other fair value analyses that have not yet been completed at the time of the filing.

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

As of September 30, 2021, the Company operated 110 centers in 31 markets across 18 states, which provided care for approximately 131,500 patients. We, together with our affiliated physician practice organizations, employed approximately 4,000 team members, including approximately 400 primary care providers. Our operations are organized and reported under one segment.

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
•

Re-opened all of our corporate offices as of summer 2021, which were temporarily closed since March 2020, with the expectation that our corporate work force will continue to work remotely at least part-time;

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

•	Administered more than 180,000 total COVID-19 vaccine doses as of November 1, 2021.

 COVID-19 has impacted both our per-patient capitated revenue due to lower risk scores for new patients as compared to historical risk scores and our medical claims expense. Although our risk scores for existing Oak Street Health patients have been consistent with our historical experience, new patients in 2021 have had lower risk scores due to a lack of availability of care in 2020 and inadequate documentation as discussed in more detail below. These lower scores for new patients resulted in lower per-patient capitated revenue for the nine-months ended September 30, 2021.  As future patients not served by Oak Street Health in 2020 were unable to access the healthcare system for several months in 2020 due to local COVID-19 restrictions and therefore had fewer interactions with healthcare providers than a typical year, new patients in 2021 had lower risk scores than they had historically. As we are able to more completely and accurately document both current and new patients' health conditions in 2021, we expect that risk scores will increase to reflect the true severity of these patients' conditions, which we would further expect to result in increased revenue for our 2022 fiscal year.

As we are financially responsible for essentially all of the healthcare costs associated with our at-risk patients, whether OSH or a third party provides that care, we suspect that the healthcare costs of patients infected with COVID-19 will be greater than had COVID-19 not occurred. It is impossible, however, to know what other healthcare issues these patients may have encountered in their pre-COVID-19 lives and whether the COVID-19 costs are or will be greater or lesser than the costs these patients would otherwise incur. Additionally, because of the extraordinary measures taken by local governments in our markets particularly in the second quarter of 2020, all of our patients had more limited access to healthcare services, including healthcare specialists such as cardiologists or orthopedists, to schedule both inpatient and outpatient surgeries, and to some extent hospital care. Beginning in late March 2020 and extending through most of the second quarter of 2020, our patients who were not infected with COVID-19, which represented over 96% of our at-risk patients, incurred lower healthcare costs than we would have otherwise expected, which will result in lower medical claims expense that we incur. We expect the vast majority of these costs are just delayed and will be incurred at future points in time. Additionally, we believe it is possible that the deferral of healthcare services could cause additional health problems in our existing patients, which could increase our costs in the future. From the second half of 2020 through the second quarter of 2021, we did experience an increase in medical costs to levels above historical norms.  Because of the COVID-19 related volatility in medical cost data in 2020 and the first half of 2021, we do not believe that our 2020 and 2021 medical cost data can serve as a reliable basis for estimating our remaining 2021 and 2022 performance.

We also do not know what the net impact to medical costs will be as a result of the surge in COVID-19 cases at the end of 2020 through 2021.  Furthermore, due to the time it takes for medical claims to be submitted to Medicare Advantage (“MA”) plans, adjudicated, and sent to us, we believe it will be several quarters before we will be able to accurately calculate the impact on medical claims expense from the COVID-19 pandemic. We do believe, however, that the impact on per-patient revenue and medical claims related to COVID-19 that we expect to experience will not have a materially detrimental effect on our long-term financial performance. We continue to monitor COVID-19 impacts on medical costs incurred.

The COVID-19 pandemic had a material impact on our results of operations, cash flows and financial position for the three and nine-months ended September 30, 2021. Based upon claims paid to date, our direct costs related to COVID-19 claims was approximately $47.4 million for the period from March 1, 2020 through September 30, 2021. We expect to incur additional COVID-19 related costs given the volume of positive cases present in our markets.  Due to the uncertainty of COVID-19 infection and hospitalization rates, we cannot estimate any incremental COVID-19 related costs we may incur.

The full extent to which the COVID-19 pandemic has and will continue to directly or indirectly impact our business, future results of operations and financial condition will depend on future factors that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, including the impact of new variants of the virus, the actions taken to contain it or treat its impact and the economic impact on our markets. Such factors include, but are not limited to, the scope and duration of stay-at-home practices and business closures and restrictions, rate and effectiveness of vaccinations in the U.S., government-imposed or recommended suspensions of elective procedures, and expenses required for supplies and personal protective equipment. Because of these and other uncertainties, we cannot estimate the length or severity of the impact of the pandemic on our business. Furthermore, because of our business model, the full impact of the COVID-19 pandemic may not be fully reflected in our results of operations and overall financial condition until future periods. We will continue to closely evaluate and monitor the nature and extent of these potential impacts to our business, results of operations and liquidity.

For additional information on the various risks posed by the COVID-19 pandemic, please see “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2020 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2021 and June 30, 2021.

Key Factors Affecting Our Performance

•

Adding New Patients in Existing Centers: Our ability to add new patients is a key indicator of the market’s recognition of the attractiveness of the Oak Street Platform, our technology-enabled, integrated platform which we created to help deliver value-based care focused exclusively on Medicare patients, both to our patients and MA plan partners, and a key growth driver for the business. As we add patients to our existing centers, we expect these patients to contribute significant incremental economics to Oak Street Health as we leverage our fixed cost base at each center. We grow our patient base through our own internal sales and marketing efforts, which drive most of our new patient growth, as well as assignments from our MA plan partners. We grew our patient base from approximately 89,500 patients as of September 30, 2020 to approximately 131,500 as of September 30, 2021.

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

•

Contract with Payors: Our economic model relies on our capitated partnerships with payors and CMS, which manage and market MA plans across the United States. In our short history, we have been able to establish strategic value-based relationships with 31 different payors as of September 30, 2021, including each of the top 6 national payors by number of MA patients. These existing contracts and relationships and our partners’ understanding of the value of our model reduces the risk of entering into new markets as we typically have payor contracts before entering a new market. Maintaining, supporting, and growing these relationships, particularly as we enter new geographies, is critical to our long-term success.

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

•

Center-Level Contribution Margin: We endeavor to expand our number of centers and number of patients at each center over time. Due to the significant fixed costs associated with operating and managing our centers and the increases we experience in patient contribution (defined below) on a per-patient basis the longer a patient is part of the Oak Street Platform, we generate significantly better center-level contribution margins (defined as (i) patient revenue, excluding Medicare Part D revenue minus (ii) the sum of (a) medical claims expense, excluding Medicare Part D related expenses, and (b) cost of care, excluding depreciation and amortization) as the patient base within our centers increases and matures and our costs decrease as a percent of revenue. As a result, the value of a center to our business increases over time.

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

Executive Summary

The following table presents key financial statistics for the three and nine-months ended September 30, 2021 and 2020, respectively:

	For the three-months ended		For the nine-months ended
(dollars in millions)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Centers	110	67	110	67
Total patients	131,500	89,500	131,500	89,500
At-risk	100,500	59,500	100,500	59,500
Fee-for-service	31,000	30,000	31,000	30,000
Total revenues	$388.7	$217.9	$1,038.5	$634.1
Loss from operations[1]	$(109.3)	$(55.4)	$(272.5)	$(92.7)
Net loss[1]	$(109.9)	$(59.3)	$(274.3)	$(101.3)
Platform contribution (Non-GAAP)[2]	$2.7	$20.2	$44.0	$65.3
Patient contribution (Non-GAAP)[2]	$67.0	$57.3	$223.7	$174.1
Adjusted EBITDA (Non-GAAP)[2]	$(64.3)	$(22.8)	$(135.3)	$(49.0)

1	Includes stock and unit-based compensation as shown in the table in the Results of Operations section below.
2	See “Non-GAAP Reconciliations” below for reconciliations to the most directly comparable financial measures calculated in accordance with GAAP and related disclosures.

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

Results of Operations

The following tables set forth our results of operations for the periods presented and as a percentage of our total revenues for those periods.

	For the three-months ended			For the nine-months ended
(dollars in millions)	September 30, 2021	September 30, 2020	% Change	September 30, 2021	September 30, 2020	% Change
Revenues:
Capitated revenue	$376.7	$211.8	78%	$1,014.6	$616.4	65%
Other patient service revenue	12.0	6.1	97%	23.9	17.7	35%
Total revenues	388.7	217.9	78%	1,038.5	634.1	64%
Operating expenses:
Medical claims expense	309.7	154.5	100%	790.9	442.3	79%
Cost of care, excluding depreciation and amortization (1)	76.3	43.2	77%	203.6	126.5	61%
Sales and marketing (2)	30.5	15.5	97%	80.5	37.4	115%
Corporate, general and administrative (3)	77.0	57.2	35%	224.3	112.5	99%
Depreciation and amortization	4.5	2.9	55%	11.7	8.1	44%
Total operating expenses	498.0	273.3	82%	1,311.0	726.8	80%
Loss from operations	$(109.3)	$(55.4)	97%	$(272.5)	$(92.7)	194%
Other income/(expense):
Interest expense, net	(0.6)	(3.9)	(85)%	(1.8)	(8.8)	(80)%
Other	-	-	0%	-	0.2	(100)%
Total other expense	(0.6)	(3.9)	(85)%	(1.8)	(8.6)	(79)%
Net loss	$(109.9)	$(59.3)	85%	$(274.3)	$(101.3)	171%
Net loss attributable to noncontrolling interests	0.6	0.1	500%	3.5	0.5	600%
Net loss attributable to the Company	$(109.3)	$(59.2)	85%	$(270.8)	$(100.8)	169%

(1) Includes stock-based compensation, as follows:	$0.5	$-	*	$1.2	$-	*
(2) Includes stock-based compensation, as follows:	0.8	-	*	2.5	-	*
(3) Includes stock-based compensation, as follows:	$37.4	$29.7	*	$118.2	$35.6	*

____________

* Percentage not meaningful

	For the three-months ended		For the nine-months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Revenues:
Capitated revenue	97%	97%	98%	97%
Other patient service revenue	3%	3%	2%	3%
Total revenues	100%	100%	100%	100%
Operating expenses:
Medical claims expense	80%	71%	76%	70%
Cost of care, excluding depreciation and amortization	20%	20%	20%	20%
Sales and marketing	8%	7%	8%	6%
Corporate, general and administrative	20%	26%	22%	18%
Depreciation and amortization	1%	1%	1%	1%
Total operating expenses	128%	125%	126%	115%
Loss from operations	(28)%	(25)%	(26)%	(15)%
Other income/(expense):
Interest expense, net	(0)%	(2)%	(0)%	(1)%
Other	0%	0%	0%	0%
Total other expense	(0)%	(2)%	(0)%	(1)%
Net loss	(28)%	(27)%	(26)%	(16)%
Net loss attributable to noncontrolling interests	0%	0%	0%	0%
Net loss attributable to the Company	(28)%	(27)%	(26)%	(16)%

Total Revenues

	For the three-months ended		Change		For the nine-months ended		Change
(dollars in millions)	September 30, 2021	September 30, 2020	$	%	September 30, 2021	September 30, 2020	$	%
Revenues:
Capitated revenue	$376.7	$211.8	$164.9	78%	$1,014.6	$616.4	$398.2	65%
Other patient service revenue	12.0	6.1	5.9	97%	23.9	17.7	6.2	35%
Total revenues	$388.7	$217.9	$170.8	78%	$1,038.5	$634.1	$404.4	64%

Capitated revenue was $376.7 million for the three-months ended September 30, 2021, an increase of $164.9 million, or 78%, compared to $211.8 million for the three-months ended September 30, 2020. This increase was driven primarily by a 69% increase in total patients under capitated arrangements, and an increase of approximately 5% in capitated revenue rates primarily due to increased premiums from patients with a higher average level of acuity. For the three-months ended September 30, 2021, capitated revenue of $15.4 million was recorded related to prior periods, which was an increase of $13.6 million as compared to the prior period amount of $1.8 million recorded during the three-months ended September 30, 2020. This prior period increase was primarily driven by patient retroactivity and increased acuity adjustments.

Capitated revenue was $1,014.6 million for the nine-months ended September 30, 2021, an increase of $398.2 million, or 65%, compared to $616.4 million for the nine-months ended September 30, 2020. This increase was driven primarily by a 69% increase in total patients under capitated arrangements, partially offset by a decrease of approximately -3% in capitated revenue rates primarily due to decreased premiums from new patients with a lower average level of recorded acuity. For the nine-months ended September 30, 2021, capitated revenue of $20.2 million was recorded related to prior periods, which is an increase of $12.8 million as compared to the prior period amount of $7.5 million recorded during the nine-months ended September 30, 2020. This prior period increase was primarily driven by patient retroactivity.

Other patient service revenue was $12.0 million for the three-months ended September 30, 2021, an increase of $5.9 million, or 97%, compared to $6.1 million for the three-months ended September 30, 2020. For the three-months ended September 30, 2021, other patient service revenue of $3.9 million was recorded related to prior periods due to the ACO shared savings program. Other patient service revenue was $23.9 million for the nine-months ended September 30, 2021, an increase of $6.2 million, or 35%, compared to $17.7 million for the nine-months ended September 30, 2020. These increases were driven primarily by higher care coordination and care management services revenue.

Operating Expenses

	For the three-months ended		Change		For the nine-months ended		Change
(dollars in millions)	September 30, 2021	September 30, 2020	$	%	September 30, 2021	September 30, 2020	$	%
Medical claims expense	$309.7	$154.5	$155.2	100%	$790.9	$442.3	$348.6	79%
Cost of care, excluding depreciation and amortization	76.3	43.2	33.1	77%	203.6	126.5	77.1	61%
Sales and marketing	30.5	15.5	15.0	97%	80.5	37.4	43.1	115%
Corporate, general and administrative	77.0	57.2	19.8	35%	224.3	112.5	111.8	99%
Depreciation and amortization	4.5	2.9	1.6	55%	11.7	8.1	3.6	44%
Total operating expenses	$498.0	$273.3	$224.7	82%	$1,311.0	$726.8	$584.2	80%

Medical claims expense was $309.7 million or 80% of total revenues for the three-months ended September 30, 2021, an increase of $155.2 million, or 100%, compared to $154.5 million or 71% of total revenues for the three-months ended September 30, 2020. The increase was primarily due to a 69% increase in total patients under capitated arrangements and an 19% increase in cost per patient. For the three-months ended September 30, 2021, medical claims expense of $9.4 million was recorded as a result of an increase in prior period incurred claims, which is an increase of $9.4 million as compared to no prior period incurred claims in the same period in prior year. These prior period adjustments were driven by patient retroactivity.

Medical claims expense was $790.9 million or 76% of total revenues for the nine-months ended September 30, 2021, an increase of $348.6 million, or 79%, compared to $442.3 million or 70% of total revenues for the nine-months ended September 30, 2020. The increase was primarily due to a 69% increase in total patients under capitated arrangements and a 6% increase in cost per patient. For the nine-months ended September 30, 2021, medical claims expense of $2.9 million was recorded as a result of an increase in prior period incurred claims, which was a decrease of $8.4 million as compared to the same period in prior year of $11.4 million prior period incurred claims. The decrease in the prior period adjustments was driven by favorable prior period development, partially offset by patient retroactivity.

Cost of care, excluding depreciation and amortization was $76.3 million or 20% of total revenues for the three-months ended September 30, 2021, an increase of $33.1 million or 77%, compared to $43.2 million or 20% of total revenues for the three-months ended September 30, 2020. The increase was primarily driven by increases in salaries and benefits of $16.4 million; occupancy costs of $11.3 million; and medical supplies and patient transportation costs of $2.9 million, due to growth in both the number of centers we operate and our patient base.

Cost of care, excluding depreciation and amortization was $203.6 million or 20% of total revenues for the nine-months ended September 30, 2021, an increase of $77.1 million or 61%, compared to $126.5 million or 20% of total revenues for the nine-months ended September 30, 2020. The increase was driven by increases in salaries and benefits of $40.8 million; occupancy costs of $22.6 million; and medical supplies and patient transportation costs of $9.3 million, due to growth in both the number of centers we operate and our patient base. Also, expenses related to our COVID-19 response (including our vaccination efforts) of $5.1 million were incurred for the nine-months ended September 30, 2021, but $3.5 million was offset by the recognition of the CARES Act provider relief funds.

Sales and marketing expense was $30.5 million or 8% of total revenues for the three-months ended September 30, 2021, an increase of $15.0 million or 97%, compared to $15.5 million or 7% of total revenues for the three-months ended September 30, 2020. The increase was driven by greater advertising spend of $9.4 million to drive new patients to our clinics and net headcount growth of $4.4 million. Sales and marketing expense for the three-months ended September 30, 2020 were partially depressed during the COVID-19 pandemic, which included the temporary suspension of community outreach roles and other marketing initiatives through September 2020, which drive new patients to our platform.

Sales and marketing expense was $80.5 million or 8% of total revenues for the nine-months ended September 30, 2021, an increase of $43.1 million, or 115%, compared to $37.4 million or 6% of total revenues for the nine-months ended September 30, 2020. The increase was driven by greater advertising spend of $28.2 million to drive new patients to our clinics and net headcount growth of $13.9 million. Sales and marketing expense for the nine-months ended September 30, 2020 were partially depressed during the COVID-19 pandemic due to the temporary suspension of community outreach roles and other marketing initiatives through September 2020, which drive new patients to our platform.

Corporate, general and administrative expense was $77.0 million or 20% of total revenues for the three-months ended September 30, 2021, an increase of $19.8 million, or 35%, compared to $57.2 million or 26% of total revenues for the three-months ended September 30, 2020. The increase was primarily driven by greater salaries and benefits of $14.5 million, which included an increase in stock and unit-based compensation expense of $7.7 million primarily due to the modification of vesting terms for pre-IPO equity awards that occurred post-IPO (2020 included approximately one and a half months of expense due to the timing of our IPO). As a result of being a public company, the insurance and legal expenses increased $4.0 million, and the remainder of the increases in corporate, general and administrative expense were primarily to support the continued growth of our business.

Corporate, general and administrative expense was $224.3 million or 22% of total revenues for the nine-months ended September 30, 2021, an increase of $111.8 million, or 99%, compared to $112.5 million or 18% of total revenues for the nine-months ended September 30, 2020. The increase was primarily driven by greater salaries and benefits of $97.2 million, which included an increase in stock and unit-based compensation expense of $82.5 million primarily due to pre-IPO equity issuances and the modification of vesting terms for pre-IPO equity awards that occurred post-IPO (2020 included approximately one and a half months of expense due to the timing of our IPO). As a result of being a public company, the insurance and legal expenses increased $10.0 million, and the remainder of the increases in corporate, general and administrative expense were primarily to support the continued growth of our business.

Depreciation and amortization expense was $4.5 million or 1% of total revenues for the three-months ended September 30, 2021, an increase of $1.6 million, or 55%, compared to $2.9 million or 1% of total revenues for the three-months ended September 30, 2020. Depreciation and amortization expense was $11.7 million or 1% of total revenues for the nine-months ended September 30, 2021, an increase of $3.6 million, or 44%, compared to $8.1 million or 1% of total revenues for the nine-months ended September 30, 2020. The increases were primarily due to capital expenditures purchased to support the continued growth of our business.

Other (Expense) Income

	For the three-months ended		Change		For the nine-months ended		Change
(dollars in millions)	September 30, 2021	September 30, 2020	$	%	September 30, 2021	September 30, 2020	$	%
Other income (expense):
Interest expense, net	$(0.6)	$(3.9)	$3.3	(85)%	$(1.8)	$(8.8)	$7.0	(80)%
Other	-	-	-	0%	-	0.2	(0.2)	(100)%
Total other (expense) income	$(0.6)	$(3.9)	$3.3	(85)%	$(1.8)	$(8.6)	6.8	(79)%

Interest expense was $0.6 million for the three-months ended September 30, 2021, a decrease of $3.3 million, or 85%, compared to $3.9 million for the three-months ended September 30, 2020. Interest expense was $1.8 million for the nine-months ended September 30, 2021, a decrease of $7.0 million, or 80%, compared to $8.8 million for the nine-months ended September 30, 2020. The decrease was primarily due to the payoff of outstanding debt and related interest from the Hercules Loan Agreement on August 11, 2020, slightly offset by the amortization of debt issuance and offering costs related to the Convertible Senior Notes issued in March 2021 and interest earned on investments made in debt securities from June through September 2021.

Non-GAAP Reconciliations

The following table provides a reconciliation of loss from operations, the most closely comparable GAAP financial measure, to platform contribution:

	For the three-months ended		For the nine-months ended
(dollars in millions)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Loss from operations	$(109.3)	$(55.4)	$(272.5)	$(92.7)
Depreciation and amortization	4.5	2.9	11.7	8.1
Corporate, general and administrative	77.0	57.2	224.3	112.5
Sales and marketing	30.5	15.5	80.5	37.4
Platform contribution	$2.7	$20.2	$44.0	$65.3

The following table provides a reconciliation of loss from operations, the most closely comparable GAAP financial measure, to patient contribution.

	For the three-months ended		For the nine-months ended
(dollars in millions)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Loss from operations	$(109.3)	$(55.4)	$(272.5)	$(92.7)
Other patient service revenue	(12.0)	(6.1)	(23.9)	(17.7)
Cost of care, excluding depreciation and amortization	76.3	43.2	203.6	126.5
Sales and marketing	30.5	15.5	80.5	37.4
Corporate, general and administrative expenses	77.0	57.2	224.3	112.5
Depreciation and amortization	4.5	2.9	11.7	8.1
Patient contribution	$67.0	$57.3	$223.7	$174.1

The following table provides a reconciliation of net loss, the most closely comparable GAAP financial measure, to Adjusted EBITDA:

	For the three-months ended		For the nine-months ended
(dollars in millions)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net loss	$(109.9)	$(59.3)	$(274.3)	$(101.3)
Interest expense and other income	0.6	3.9	1.8	8.6
Depreciation and amortization	4.5	2.9	11.7	8.1
Stock and unit-based compensation	38.7	29.7	121.9	35.6
Transaction/offering related costs	1.8	-	3.6	-
Adjusted EBITDA	$(64.3)	$(22.8)	$(135.3)	$(49.0)

Liquidity and Capital Resources

Overview

We have funded our operations through the issuance of equity and debt. As of September 30, 2021, we had cash, restricted cash and cash equivalents of $258.3 million. Our restricted cash balance was $16.6 million as of September 30, 2021. Our cash and cash equivalents primarily consist of highly liquid investments in money market funds, commercial paper and cash. Since our inception and through September 30, 2021, we have generated significant operating losses from our operations as reflected in our accumulated deficit and negative cash flows from operations.

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

We believe that the proceeds from the convertible debt offering described below are sufficient to satisfy our anticipated cash requirements, which consist of capital expenditures, working capital, and potential acquisition and strategic transactions, for the next twelve months even with the uncertainty arising from the COVID-19 pandemic. Our assessment of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties. Our actual results and our future capital requirements could vary because of, many factors, including our growth rate, the timing and extent of spending to open new centers and expand into new markets and the expansion of sales and marketing activities.

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

Convertible Senior Notes, Capped Call Transactions and Marketable Debt Securities

In March 2021, we issued $920.0 million aggregate principal amount of 0% Convertible Senior Notes (the “Convertible Senior Notes”), including the exercise in full of the initial purchasers’ option to purchase up to an additional $120.0 million, in a private offering exempt from registration under the Securities Act of 1933. The Convertible Senior Notes are governed by an indenture (“Indenture”), dated as of March 16, 2021, between the Company and U.S. Bank National Association, as trustee. Total proceeds realized from the sale of the Convertible Senior Notes, net of debt issuance and offering costs of $22.1 million, were $897.9 million. The Convertible Senior Notes will not bear regular interest and the principal amount of the Convertible Senior Notes will not accrete. We will pay special interest, if any, as the sole remedy, at our election, relating to the failure to comply with our reporting and certain other obligations under the Indenture for the first 365 days after the occurrence of such an event. The Convertible Senior Notes are general senior, unsecured obligations of the Company and will mature on March 15, 2026, unless earlier redeemed, repurchased or converted. Refer to Note 8, Convertible Senior Notes, of the Notes to Consolidated Financial Statements included in this quarterly report.

We used approximately $123.6 million of the net proceeds to pay the cost of the capped call transactions. We intend to use the remainder of the net proceeds for general corporate purposes, which may include working capital, capital expenditures, and potential acquisitions and strategic transactions.

The Indenture contains customary covenants related to timely filings and reporting, and customary events of default. As of September 30, 2021, we were in compliance with all covenants under the Indenture.

Through September 2021, the Company invested $817.6 million of the proceeds from the Convertible Senior Notes in marketable debt securities.

Changes in Cash Flows

The following table presents a summary of our consolidated cash flows from operating, investing and financing activities for the periods indicated.

	For the nine-months ended
(dollars in millions)	September 30, 2021	September 30, 2020	$ Change	% Change
Net cash used in operating activities	$(125.9)	$(22.3)	$(103.6)	465%
Net cash used in investing activities	(815.9)	(12.6)	(803.3)	6375%
Net cash provided by financing activities	780.4	477.7	302.7	63%
Net change in cash	$(161.4)	$442.8	$(604.2)	(136)%

Operating Activities

For the nine-months ended September 30, 2021, net cash used in operating activities was $125.9 million, an increase of $103.6 million in cash outflows compared to net cash used in operating activities of $22.3 million for the nine-months ended September 30, 2020. The principal contributors to the year-over-year change in the operating cash flows were as follows:

•

A net change of $70.3 million in net loss and non-cash charges and credits, primarily due to an increase in net loss for the business, as noted above under “Results of Operations” offset by increased stock and unit-based compensation, non-cash operating lease charges and depreciation and amortization.

•	An increase of $33.3 million in cash outflows related to operating assets and liabilities primarily resulting from:
o	Changes in accounts receivable due to the timing of collections and the growth in the number of at-risk patients;
o	Changes in liability for unpaid claims due to the growth in the number of at-risk patients;
o	Changes in accounts payable and operating lease liabilities due to the timing of payments to our vendors; and
o	Changes in accrued compensation and benefits due to the payment of employee bonuses.

Investing Activities

For the nine-months ended September 30, 2021, net cash used in investing activities was $815.9 million, an increase of $803.3 million in cash outflows compared to net cash used in investing activities of $12.6 million for the nine-months ended September 30, 2020 primarily due to the investment of $817.6 million in marketable debt securities and increased capital expenditures for the continued growth in new centers, offset by the proceeds from sales and maturities of marketable debt securities of $43.7 million.

Financing Activities

Cash provided by financing activities for the nine-months ended September 30, 2021 was $780.4 million primarily due to $897.9 million in proceeds from the issuance of the Convertible Senior Notes, partially offset by cash outflows of $123.6 million related to the capped call transactions completed in March 2021. Cash provided by financing activities for the nine-months ended September 30, 2020 of $477.7 million was due to net IPO proceeds of $352.4 million, proceeds of $224.4 million from the issuance of redeemable investor units, partially offset by the payment for repurchases of units of $19.4 million as a result of the completed tender offer in 2020 and $85.6 million in debt payments.

Contractual Obligations and Commitments

As of September 30, 2021, our contractual obligations are summarized in the table below.

(dollars in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Convertible Senior Notes	$920.0	$-	$-	$920.0	$-
Operating Lease Obligations	211.8	23.2	43.1	38.2	107.3
Other Obligations	85.6	5.3	21.1	19.9	39.3
Total	$1,217.4	$28.5	$64.2	$978.1	$146.6

Off-Balance Sheet Obligations

As of September 30, 2021, we did not have any significant off-balance sheet arrangements.

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

For a description of our policies regarding our critical accounting policies, see “Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no significant changes in our critical accounting estimate policies or methodologies to our condensed consolidated financial statements other than as referenced in Note 2 of our consolidated financial statements of this Quarterly Report on Form 10-Q.

Recently Adopted Accounting Pronouncements

For a description of recently issued accounting pronouncements, see Note 2 to our consolidated financial statements of this Quarterly Report on Form 10-Q.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes in our market risk exposures for the nine-months ended September 30, 2021, as compared to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2020, other than as discussed below.

Interest Rate Sensitivity

We had cash and cash equivalents of $258.3 million as of September 30, 2021, compared to $419.7 million as of December 31, 2020, held primarily in cash deposits and money market funds for working capital purposes.

We had marketable debt securities of $771.3 million as of September 30, 2021, compared to $0.0 million as of December 31, 2020, consisting of U.S. Treasury obligations, corporate bonds, available-for-sale securities and others. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes. All our investments are denominated in U.S. dollars.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of September 30, 2021.

Changes to our Internal Controls over Financial Reporting

There were no material changes in our internal control over financial reporting during the nine-months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As a result of the COVID-19 pandemic, certain employees began working remotely in March 2020. We have not identified any material changes in our internal control over financial reporting as a result of these changes to the working environment, in part because our internal control over financial reporting was designed to operate in a remote working environment. We are continually monitoring and assessing the COVID-19 situation to determine any potential impact on the design and operating effectiveness of our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 10, Commitments – Litigation and Contingencies to Oak Street Health, Inc.’s Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed under Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 and our Form 10-Q for the quarters ended March 31, 2021 and June 30, 2021, other than those noted below.

Risks Related to our Business

We have been in the past and may continue to be subject to legal proceedings and litigation, including intellectual property and privacy disputes, which are costly to defend and could materially harm our business and results of operations.

We have been in the past and may continue to be party to lawsuits and legal proceedings in the normal course of business. These matters are often expensive and disruptive to normal business operations. We may face allegations, lawsuits and regulatory inquiries, audits and investigations regarding data privacy, security, labor and employment, consumer protection and intellectual property infringement, including claims related to privacy, patents, publicity, trademarks, copyrights and other rights. We may also face allegations or litigation related to our acquisitions, securities issuances or business practices, including public disclosures about our business. Litigation and regulatory proceedings may be protracted and expensive, and the results are difficult to predict. Certain of these matters may include speculative claims for substantial or indeterminate amounts of damages and include claims for injunctive relief. Additionally, our litigation costs could be significant. Adverse outcomes with respect to litigation or any of these legal proceedings may result in significant settlement costs or judgments, penalties and fines, or require us to modify our services or require us to stop serving certain patients or geographies, all of which could negatively impact our geographical expansion and revenue growth. We may also become subject to periodic audits, which would likely increase our regulatory compliance costs and may require us to change our business practices, which could negatively impact our revenue growth. Managing legal proceedings, litigation and audits, even if we achieve favorable outcomes, is time-consuming and diverts management’s attention from our business.
The results of regulatory proceedings, litigation, claims, and audits cannot be predicted with certainty, and determining reserves for pending litigation and other legal, regulatory and audit matters require significant judgment. There can be no assurance that our expectations will prove correct, and even if these matters are resolved in our favor or without significant cash settlements, these matters, and the time and resources necessary to litigate or resolve them, could harm our reputation, business, financial condition, results of operations and the market price of our common stock.

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

For example, on November 1, 2021, the Company received a civil investigative demand (“CID”) from the United States Department of Justice.  According to the CID, the Department of Justice is investigating whether the Company may have violated the False Claims Act, 31 U.S.C. §§ 3729-3722. The CID requests certain documents and information related to the Company’s relationships with third-party marketing agents and related to the Company’s provision of free transportation to federal health care beneficiaries and requests information and documents related to such matters.  We intend to cooperate with the Department of Justice and produce information and documentation in response to the CID.  We are currently unable to predict the outcome of this investigation or whether litigation is probable. Regardless of the outcome, this inquiry has the potential to have an adverse impact on us due to any related defense and settlement costs, diversion of management resources, and other factors. See Note 10, Commitments and Contingencies.

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

On November 1, 2021, the Company received a civil investigative demand (“CID”) from the United States Department of Justice.  According to the CID, the Department of Justice is investigating whether the Company may have violated the False Claims Act, 31 U.S.C. §§ 3729-3722. The CID requests certain documents and information related to the Company’s relationships with third-party marketing agents and related to the Company’s provision of free transportation to federal health care beneficiaries and requests information and documents related to such matters.  We intend to cooperate with the Department of Justice and produce information and documentation in response to the CID.  We are currently unable to predict the outcome of this investigation or whether litigation is probable. Regardless of the outcome, this inquiry has the potential to have an adverse impact on us due to any related defense and settlement costs, diversion of management resources, and other factors. See Note 10, Commitments and Contingencies.

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

Oak Street Health, Inc. (Registrant)

Date: November 8, 2021	By:	/s/Timothy Cook
Timothy Cook
Chief Financial Officer (Principal Financial Officer)