Form 10-K
period 2021-12-31
Oak Street Health, Inc.
filed 2022-02-28
CIK 1564406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of voting shares held by non-affiliates of the Registrant was $6,653,442,635 as of June 30, 2021, the last business day of the Registrant’s most recently completed second fiscal quarter (based on a closing price of $58.57 per share). Shares of common stock held by each executive officer, director, and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Registrant’s Common Stock outstanding as of February 23 , 2022 was 240,990,805.

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

Portions of the information called for by Part III of this Annual Report on Form 10-K is hereby incorporated by reference from the definitive proxy statement for the Registrant’s annual meeting of stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the Registrant’s fiscal year ended December 31, 2021.

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

•	the effect of our relatively limited operating history on investors’ ability to evaluate our current business and future prospects;
•	the viability of our growth strategy and our ability to realize expected results;
•	our ability to manage our growth effectively, execute our business plan, maintain high levels of service and patient satisfaction and adequately address competitive challenges;
•	our ability to attract new patients;
•	the dependence of our revenues and operations on a limited number of key payors;
•	the potential adverse impact of legal proceedings and litigation;
•	the risk of termination or non-renewal of the Medicare Advantage contracts held by the health plans with which we contract, or the termination or non-renewal of our contracts with those plans;
•	the impact on our business from changes in the payor mix of our patients and potential decreases in our reimbursement rates;
•	our ability to compete in the healthcare industry;
•	our ability to timely enroll new physicians and other providers in governmental healthcare programs before we can receive reimbursement for their services;
•	the impact on our business of reductions in Medicare reimbursement rates or changes in the rules governing the Medicare program;
•	our dependence on reimbursements by third-party payors and payments by individuals;
•	our assumption under most of our agreements with health plans of some or all of the risk that the cost of providing services will exceed our compensation;
•	the impact on our business of renegotiation, non-renewal or termination of capitation agreements with health plans;
•	the impact on our results from operations from Medicare’s risk adjustment payment system;
•	risks associated with estimating the amount of revenues and refund liabilities that we recognize under our risk agreements with health plans;
•	the impact on our business of security breaches, loss of data or other disruptions causing the compromise of sensitive information or preventing us from accessing critical information;
•	the impact on our business of disruptions in our disaster recovery systems or management continuity planning;
•	the impact of reductions in the quality ratings of the health plans we serve;
•	the risk of our agreements with the physician equity holder of our practices being deemed invalid;
•	our ability to maintain and enhance our reputation and brand recognition;

•	our ability to effectively invest in, implement improvements to and properly maintain the uninterrupted operation and data integrity of our information technology and other business systems;
•	our ability to obtain, maintain and enforce intellectual property protection for our technology;
•	the potential adverse impact of claims by third parties that we are infringing on or otherwise violating their intellectual property rights;
•	risks associated with existing securities class action litigation;
•	our ability to protect the confidentiality of our trade secrets, know-how and other internally developed information;
•	the impact of any restrictions on our use of or ability to license data or our failure to license data and integrate third-party technologies;
•	risks associated with our use of “open-source” software;
•	our dependence on our senior management team and other key employees;
•	the concentration of our primary care centers in Illinois, Michigan, Pennsylvania, Ohio and Texas;
•	the impact on our business as a result of an economic downturn;
•	our ability to attract and retain highly qualified personnel;
•	our management team’s limited experience managing a public company;
•	the impact on our business of the termination of our leases, increases in rent or inability to renew or extend leases;
•	the impact of failures by our suppliers, material price increases on supplies, lack of reimbursement for drugs we purchase or limitations on our ability to access new technology or products;
•	our ability to maintain our corporate culture;
•	the impact of competition for physicians and nurses, shortages of qualified personnel and related increases in our labor costs;
•	our ability to attract and retain the services of key primary care physicians;
•	the risk that our submissions to health plans may contain inaccurate or unsupportable information regarding risk adjustment scores of members;
•	our ability to accurately estimate incurred but not reported medical expense;
•	the impact of negative publicity regarding the managed healthcare industry;
•	the impact of state and federal efforts to reduce Medicaid spending;
•	the impact on our centers of adverse weather conditions and other factors beyond our control;
•	our ability to develop and maintain proper and effective internal control over financial reporting; and
•	other factors disclosed in the section entitled “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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

PART I

Item 1. Business

Overview

Oak Street Health, Inc. (collectively with its subsidiaries is referred to as “Oak Street Health,” “OSH,” “we,” “us,” “our,” or the “Company”) was formed as a Delaware corporation on October 22, 2019 for the purpose of completing a public offering and related restructuring transactions (collectively referred to as the “IPO”) in order to carry on the business of Oak Street Health, LLC (“OSH LLC”) and its affiliates. As the managing member of OSH LLC, Oak Street Health, Inc. operates and controls all of the business affairs of OSH LLC and its affiliates. Following the IPO, Oak Street Health, Inc. consolidates the financial results of OSH LLC. Our common stock trades on the New York Stock Exchange (“NYSE”) under the ticker symbol “OSH.”

The Company operates primary care centers within the United States serving Medicare beneficiaries. The Company, through its centers and management services organization, combines an innovative care model with superior patient experience. The Company invests resources into primary care to prevent unnecessary acute events and manage chronic illnesses. The Company engages Medicare eligible patients through the use of an innovative community outreach approach. Once patients are engaged, the Company integrates population health analytics, social support services and primary care into the care model to drive improved outcomes. The Company contracts with health plans and the Center for Medicare & Medicaid Services (“CMS”) to generate medical costs savings and realize a return on its investment in primary care. As of December 31, 2021, the Company operated 129 centers across 19 states, which provided care for approximately 153,400 patients. We, together with our affiliated physician practice organizations, employed approximately 4,800 team members, including approximately 500 primary care providers as of December 31, 2021. Our operations are organized and reported under one segment.

Mission

Since our founding in 2012, our mission has been to build a care delivery platform, built on a chassis of primary care that directly addresses rising costs and poor outcomes, two of the most pressing challenges facing the United States healthcare industry. Our approach shifts the allocation of healthcare resource delivery from traditional acute and specialist care into an enhanced, patient- centered care delivery platform which is designed to meaningfully improve the quality of care and outcomes for high-risk populations. It represents the frontline implementation of the solutions addressing the most powerful trends in healthcare, mainly the shift towards value-based care and increasing patient consumerism. Our approach also disrupts the current state of care delivery for Medicare-eligible patients and aligns the incentives of our patients, our providers and our payors by simultaneously improving health outcomes and care quality, lowering medical costs and improving the patient experience.

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

•

Therefore, in addition to our subsidiaries, we mainly operate by maintaining long-term management services agreements with our affiliated physician practice organizations, which are owned, directly or indirectly, and operated by certain licensed physicians who hold shares, and which employ or contract with additional physicians to provide medical services. Under such agreements, we provide and perform non-medical management and administrative services, including financial management, information systems, marketing, risk management and administrative support.

•

We have entered into MSAs with affiliated physician practice organizations (each, a “PC”). These affiliated PCs contract with various managed care organizations or licensed health care service plans, each of which pays a fixed capitation payment to that particular PC. In return, that PC provides health care services by employing physicians and other providers of primary care services. The applicable PC assumes the financial risk of the cost of delivering health care services in excess of the fixed amounts received. The risk is subject to stop-loss provisions. The physicians employed by the PC are exclusively in control of, and responsible for, all aspects of the practice of medicine for their patients. In accordance with relevant accounting guidance, each of these PCs is determined to be a variable interest entity (“VIE”) of Oak Street Health as Oak Street Health has the ability, through the MSA, to direct the activities (excluding clinical decisions) that most significantly affect the PC’s economic performance. Therefore, all PCs are consolidated in the accompanying financial statements.

•

As of October 20, 2021, we acquired RubiconMD Holdings, Inc. (“Rubicon” or “RMD”), a leading technology platform in New York providing access to specialist expertise. The acquisition enables Oak Street Health to integrate virtual specialty care into its existing care model, which is expected to significantly streamline the referral process and better manage costs, enhance patient experience and provide comprehensive care far beyond traditional primary care.

•	Lastly, we are the majority interest owner in three joint ventures: OSH-PCJ Joliet, LLC; OSH-RI, LLC and OSH-ESC Joint Venture, LLC, which are consolidated in the accompanying financial statements.

Industry Overview, Challenges and our Opportunity

According to the Centers for Medicare & Medicaid Services (“CMS”), healthcare spending in the United States reached nearly $4.1 trillion, and Medicare accounted for approximately $830 billion of spending in 2020. We believe the core addressable market for the Oak Street Platform is approximately 27 million Medicare eligible patients in our target demographic, which we believe represents an approximate $356.4 billion annual industry revenue opportunity. We determine the core addressable market by multiplying an estimate of average annual revenue of $13,200 per member, which is derived from our experience and industry knowledge and which we believe represents a reasonable national assumption, by the number of Medicare eligibles in our target markets. Average spending on Medicare is projected by CMS to grow approximately 7.4% annually, driven primarily by the aging United States population as well as the high prevalence of chronic conditions and the associated cost of care for these conditions among the Medicare eligible population.

We reimagined the approach to caring for a patient population with a high prevalence of chronic conditions and purpose-built the Oak Street Platform to improve health outcomes and combat wasteful spending. The Oak Street Platform consists of (i) Our Centers, (ii) Our Interdisciplinary Care Teams, (iii) Canopy: Our Purpose-Built, End-to-End Technology and (iv) Our Care Delivery Approach (further discussed below).

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

•

Payors. We enter into arrangements with Medicare Advantage (“MA”) plans and CMS to manage the care of our patients, allowing us to control the plans’ medical costs, increase the plans’ Medicare quality scoring, improve the plans’ profit margin and help the plans grow membership.

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

We have demonstrated an ability to rapidly scale, expanding our model to a network of 129 centers across 19 states, which provided care for approximately 153,500 patients as of December 31, 2021, of which approximately 75% are under capitation arrangements (which we refer to as “at-risk patients”) and approximately 25% are fee-for-service, although fee-for-service accounted for less than 1% of our revenues for the year ended December 31, 2021. As of December 31, 2021, we, together with our affiliated physician practice organizations, employed approximately 4,800 team members, including approximately 500 primary care providers. For the years ended December 31, 2021 and 2020, our total revenues were $1,432.6 million and $882.8 million, respectively, representing a year-over-year growth rate of 62%.

The U.S. healthcare system is at a transition point in its evolution

Unsustainable and rising healthcare costs

Healthcare spending in the United States reached nearly $4.1 trillion in 2020 according to CMS, representing approximately 19.7% of U.S. Gross Domestic Product (“GDP”). The United States spent approximately $12,530 per person on healthcare in 2020, more than any other country in the world and twice the Organization for Economic Co-operation and Development (“OECD”) average. Healthcare expenditures are particularly concentrated in the Medicare-eligible population due to the high rate of chronic conditions. While representing only 15% of the United States population, the 65 and older age group accounted for 34% of all healthcare spending in 2014, with an average spend of $19,098 per person. Additionally, two-thirds of the Medicare population lives with two or more chronic health conditions, and treatment of these conditions represents 96% of Medicare spending.

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

•

Value-based payments. In response to rising healthcare spending in the United States, commercial, government and other payors are shifting away from fee-for-service payment models towards value-based models, including risk-based payment models that tie financial incentives to quality, efficiency and coordination of care. Value-based refers to the goal of incentivizing healthcare providers to simultaneously increase quality while lowering the cost of care. While not a policy-setting body, the Health Care Payment Learning & Action Network, an active group of public and private healthcare leaders, indicated in October of 2019 its desire to move 100% of Medicare payments to being tied to value-based care by 2025. Additionally, the Center for Medicare and Medicaid Innovation (“CMMI”) launched the Global and Professional Direct Contracting (“GDPC”) Model (the “Direct Contracting Model”) as of April 2021 to create value-based payment arrangements directly with provider groups for their current Medicare fee-for-service patients similar to the value-based contracts that we enter into with our MA partners. On February 24, 2022, CMMI announced that the Direct Contracting Model will continue through the end of 2022 after which it will be transformed into the new Accountable Care Organization (ACO) Realizing Equity, Access, and Community Health (REACH) Model (the “ACO REACH Model”), which seeks to encourage health care providers to coordinate care to improve the care offered to people with Medicare – especially those from underserved communities. We believe that patient-centered, outcome driven reimbursement models will continue to grow in prominence. We already receive substantial value-based payments, and as valued-based payment systems continue to increase in prominence, it is our view that our strong clinical outcomes will be increasingly rewarded.

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

As of 2021, there were approximately 63 million Medicare beneficiaries in the United States, with additional individuals reaching the age of eligibility every day. Healthcare spending in the United States reached nearly $4.1 trillion and Medicare accounted for $830 billion of spending in 2020. We estimate our addressable market of Medicare eligibles, based on the criteria set out above, to be 27 million patients. Based upon our experience and industry knowledge, we estimate average annual revenue of $13,200 per member. Multiplying this figure by the number of Medicare eligibles in our target markets, we arrive at what we believe is an annual total addressable market size of approximately $356.4 billion.

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

Our Centers

Our novel approach starts with retail-like, community-based centers that implement a branded and consumer-focused design to create a welcoming environment that engages our patients. These centers are leased or licensed by OSH MSO or an affiliated entity and, pursuant to the terms of certain contractual relationships between OSH MSO and our affiliated physician practice organizations, made available for use by the medical practices in the provision of primary care services. While traditional healthcare facilities are often located in medical office buildings that are removed from where patients spend a majority of their time, we target locations in highly accessible, convenient locations close to where our patients live. Each of our centers has a consistent look and feel, which we believe differentiates Oak Street and contributes to our success in acquiring patients.

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

Environmental, Social, and Governance and Impact

At Oak Street Health, we believe the success of our business is intertwined with our impact on and relationships with our employees, customers, suppliers and the communities we serve, as well as the accountability of our leadership to shareholders and our impact on the environment. We measure our impact, in part, based on outcomes for our patients, the communities we serve and the U.S. healthcare system. Our care model has consistently demonstrated outstanding clinical results, removed costs and delivered an industry-leading patient experience. By reducing utilization of high-cost, and often unnecessary, episodes of care and focusing on providing less expensive preventive care to our patients, we can reduce instances of expensive emergency care and hospitalization, which lowers the overall cost of care in the healthcare system. As we deliver on keeping our patients healthier, we capture the cost savings and drive our profitability. And as we have expanded across the country, we have targeted working class and underserved communities whose residents need and deserve the care that Oak Street Health provides. In fact, as of December 31, 2021, approximately 42% of our patients are dual eligible, meaning they qualify for both Medicare and Medicaid.

More broadly, we have undertaken a number of strategies and set goals to further what we believe to be the drivers of our success, including strategies and goals to promote diversity, equity and inclusion in our workforce, initiatives to engage and protect the health and well-being of our employees, and concerted efforts to connect with and invest in our communities. See “Human Capital Management” for a more comprehensive description of our workforce and social initiatives. With respect to our environmental initiatives, we recognize that environmental health and public health are interrelated, and we place a high priority on operating sustainably and mitigating our impact on the environment.

Looking ahead, we are committed to strengthening these pillars of success, enhancing our impact and fostering healthy and productive relationships with our key stakeholders.

We Are Engineered to be Scalable

We have proven our ability to execute our model, evidenced by the consistency of our performance as we have grown to date. Our performance has improved each year across all markets as our centers mature.

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

Our Patients “Win” due to Measurably Better Health Outcomes and Patient Experience

Our patients have complex health needs. As of 2021, the average income of our patient base, as self- reported to us, was less than $17,000, and the average age was 68 years old. More than 50% identify as African American, Latino or Indigenous. Approximately 42% of our patients are dual eligible for both Medicare and Medicaid as of the year ended December 31, 2021. Approximately 60% of our patients have a behavioral health diagnosis and approximately 50% struggle with one or more social risk factors like isolation and lack of access to housing and food that are considered social determinants of health. Approximately 86% of our at-risk patients have one or more chronic conditions, with the average at-risk patient having three or more chronic conditions. We currently provide care to this population in at least seven different languages. The Oak Street Platform is designed to address their needs and drive top-rated quality performance, outstanding health outcomes and an experience our patients love.

The Company has also formed a Diversity, Equity and Inclusion (“DE&I”) Committee working group to stop the use of race-based estimated glomerular filtration rate (eGFR) for Black/African American patients for Chronic Kidney Disease (CKD) testing. This is a step towards reducing health disparities by eliminating potential sources of bias in our clinical protocols and will give our Black/African American patients increased access to appropriate kidney care.

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

As of December 31, 2021, we had contractual relationships with 32 payor partners, including all of the top five national MA payors. A significant portion of our revenues is concentrated with the following three large payors: Humana, WellCare/ Meridian and Cigna HealthSpring, which together comprised approximately 62% of our capitated revenue for the year ended December 31, 2021, with 36% from Humana, 17% from WellCare/ Meridian and 9% from Cigna HealthSpring.

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

We “Win” through a Virtuous Cycle that Promotes Growth across All Facets of Our Business and Drives Our Financial Results

The Oak Street Platform generates a positive feedback loop that can drive our expansion and can perpetuate growth, unlocking the embedded economics of our business as we add centers and those centers mature. We built Oak Street Health to serve patients and provide measurably better health in all communities we serve. By reducing overall cost by increasing the investment in primary and preventive care, we put the dollars where they better serve our patients and increase their overall wellbeing. We have created a model that incentivizes all constituencies to work together because everyone “Wins.” When all constituencies benefit, we can share in the value. By structuring the majority of our contracts with MA plans and CMS as fully capitated arrangements for managing their members, we capture the meaningful value we create by increasing care quality, improving health outcomes and saving the healthcare system money. This potential surplus can then be reinvested in the business to expand and improve our care model which leads to more savings, powering a self-driven cycle of investment and growth that we believe allows us to scale nationally and rebuild healthcare as it should be.

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

We Have a First Mover Advantage

Our care delivery model is the result of years of research, observation, iteration, and enhancement, and we continue to invest in improving our approach. Due to our existing scale, growth trajectory and demonstrated ability to drive improving center-level financials, we believe we have access to more capital and operational expertise than potential new entrants, meaning we will be able to continue to improve our model more quickly than new entrants are able to develop their models, build scale and become our competitors.

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

Highly Recurring Customer Base Creates Subscription-Like Revenue Model

Our patients benefit from our offering, and they rarely leave. Because we generate the majority of our revenue on a PPPM basis and we are able to consistently retain patients, we have significant visibility into our future financial performance. This provides us the flexibility to quickly adapt to changing circumstances and deliver what we believe to be the right care in the right setting, as we did with telehealth in the period from March to June 2020, without having an immediate adverse impact to our revenue.

A Flexible Model Able to Match Patient Needs and Preferences

The COVID-19 pandemic has been creating difficulties for traditional fee-for-service model providers to provide care while causing changes to patient’s preferred means of engagement. The changes in preference are not uniform, with some patients preferring traditional in-person visits while others would prefer leveraging telehealth. It is unknown how these preferences will evolve both during and after the pandemic. Additionally, clinical needs of patients vary. Given the high disease burden of our patients, we believe in-person care will remain a necessity for the vast majority, with our sickest patients generally requiring more in-person care.

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

Impact of the COVID-19 Pandemic on Our Operations

On March 11, 2020, the World Health Organization designated COVID-19 as a global pandemic. The rapid spread of COVID-19, including its variants, around the world and throughout the United States has altered the behavior of businesses and people, with significant negative effects on federal, state and local economies, the duration of which is unknown at this time. Various policies were implemented by federal, state and local governments in response to the COVID-19 pandemic that caused many people to remain at home and forced the closure of or limitations on certain businesses, as well as suspended elective procedures by health care facilities. While some of these restrictions have been eased across the U.S. since the beginning of the pandemic, some restrictions remain in place, and many state and local governments are re-imposing certain restrictions due to the increasing rates of COVID-19 cases and new variants, such as Delta and Omicron. The virus disproportionately impacts older adults, especially those with chronic illnesses, which describes many of our patients.

In response to the COVID-19 pandemic, we took the following actions to ensure the safety of our employees and their families and to address the physical, mental and social health of our patients:

•	Created a COVID-19 Response Team as of March 2020 that is supported by team members from across our organization to ensure a coordinated response to the pandemic;
•

Re-opened all of our corporate offices as of summer 2021, which were temporarily closed since March 2020, with the expectation that our corporate work force will continue to work remotely at least part-time;

•

Transitioned much of our center-based care to be delivered by our providers virtually through newly developed telehealth capabilities, including video and telephone from March through June 2020 but have transitioned our business back to a more normal operating cadence as of July 2020, including seeing a larger proportion of our patients via in-

center visits (with a corresponding reduction in telehealth visits) while maintaining stringent safety protocols to minimize the potential transmission of COVID-19. We continue to leverage our telehealth capabilities as a means of interacting with our patients to the extent an in-person visit is not required or preferred;

•	Made operational changes to the staffing and operations of our centers, which remain open as “essential” businesses, to minimize potential exposure to and transmission of COVID-19;
•

Temporarily delayed planned openings of new centers from March through August 2020 but have refocused our efforts on driving growth to our business through patient outreach and as of August 2020, we resumed opening new centers consistent with our pre-COVID operations;

•

Temporarily halted community outreach and other marketing initiatives which drive new patients to our platform from March through June 2020 but recommenced marketing initiatives as of the third quarter of 2020 albeit with less frequency compared to periods before March 2020;

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

•	Administered more than 190,000 total COVID-19 vaccine doses as of December 31, 2021.

COVID-19 has impacted both our per-patient capitated revenue due to lower risk scores for new patients as compared to historical risk scores and our medical claims expense for the year-ended December 31, 2021. Although our risk scores for existing Oak Street Health patients have been consistent with our historical experience, new patients in 2021 had lower risk scores due to a lack of availability of care in 2020 as the healthcare system was inaccessible to non-Oak Street Health patients for several months in 2020, due to local COVID-19 restrictions. As we were able to more completely and accurately document both current and new patients' health conditions in 2021, we expect that risk scores will increase to reflect the true severity of these patients' conditions, which we would further expect to result in increased revenue for our 2022 fiscal year. It is unknown to us at present how significantly, if at all, this patient risk score dynamic might impact our business in 2022.

We continue to closely monitor the COVID-19 pandemic and its lingering impact on the economy, our patients and prospective patients and our business. Whereas the progress in mass vaccination programs in the U.S. had prompted state and local governments to lift many of the restrictions on commercial activity, certain restrictions have been reimposed in recent months as a result of the recent resurgence in COVID-19 cases due to the Delta and Omicron variants. This resurgence, as well as any future variants of the coronavirus entering the U.S., could prompt a return to tighter restrictions in certain areas of the country. Furthermore, pandemic-related labor shortages remain unresolved and could continue for an extended period of time. Therefore, uncertainty remains regarding the ongoing impact of the COVID-19 pandemic upon our financial condition and future results of operations.

As we are financially responsible for essentially all of the healthcare costs associated with our at-risk patients whether we provide that care or a third party provides that care, we suspect that the healthcare costs of patients infected with COVID-19 will be greater than had COVID-19 not occurred. It is impossible, however, to know what other healthcare issues these patients may have encountered in their pre-COVID-19 lives and whether the COVID-19 costs are or will be greater or lesser than the costs these patients would otherwise incur. Additionally, because of the extraordinary measures taken by local governments in our markets particularly in the second quarter of 2020, all of our patients had more limited access to healthcare services, including healthcare specialists such as cardiologists or orthopedists, to schedule both inpatient and outpatient surgeries, and to some extent hospital care. Beginning in late March 2020 and extending through most of the second quarter of 2020, our patients who were not infected with COVID-19 incurred lower healthcare costs than we would have otherwise expected, which will result in lower medical claims expense that we incur. From the second half of 2020 through 2021, we did experience an increase in medical costs to levels above historical norms.  We believe that a portion of the increase in medical costs was related to care delayed from 2020 and delivered in 2021.  In November 2021, the Omicron variant of COVID-19 began to spread quickly throughout the United States, including markets in which we operate.  As we have the least amount of medical claims data for the last month of the reporting period, which was the period in which the Omicron variant had the greatest impact, we have relied on our COVID experience to-date to estimate the potential costs of the Omicron variant.  We also expect to incur incremental costs in 2022 related to the Omicron variant, although it is too early for us to estimate the magnitude of these costs and offsets to those costs, if any, related to deferred or avoided care.

Because of the COVID-19 related volatility in medical cost data in 2020 and 2021 and the surge in COVID-19 cases at the end of 2021, we do not believe that these periods can serve as a reliable basis for estimating our 2022 performance.   Given these factors, per-patient medical costs may be greater in 2022 than the levels we experienced in our recent historical results. Furthermore, given the time it takes for medical claims to be submitted to MA plans, adjudicated, and sent to us, we believe it will be several quarters before we will be able to accurately calculate the impact on medical claims expense from the COVID-19 pandemic. We do believe, however, that the impact on per-patient revenue and medical claims related to COVID-19 that we expect to experience will not have a materially detrimental effect on our long-term financial performance.

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

Intellectual Property and Licenses

This filing includes our trademarks and service marks, such as “Oak Street Health” and “RubiconMD”, which are protected under applicable intellectual property laws and are the property of us or our subsidiaries. This filing also contains trademarks, service marks, trade names and copyrights of other companies, such as “Humana,” “Meridian/WellCare,” and “Cigna HealthSpring,” which are the property of their respective owners. Solely for convenience, trademarks and trade names referred to in this filing may appear without the ® or ™ symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names.

Our continued growth and success depend, in part, on our ability to protect our intellectual property and internally developed technology, including Canopy. We primarily protect our intellectual property through a combination of copyrights, trademarks and trade secrets, intellectual property licenses and other contractual rights (including confidentiality, non-disclosure and assignment-of-invention agreements with our employees, independent contractors, consultants and companies with which we conduct business). Based upon our experience providing care in 129 centers  across 19 states as of December 31, 2021, we continuously evaluate the needs of our providers and the tools that Canopy can provide and make improvements and add new features based on those needs. Although we do not currently hold a patent for Canopy, we continually assess the most appropriate methods of protecting our intellectual property and may decide to pursue available protections in the future.

These intellectual property rights and procedures may not, however, prevent others from competing with us. We may be unable to obtain, maintain and enforce our intellectual property rights, and assertions by third parties that we violate their intellectual property rights could have a material adverse effect on our business, financial condition and results of operations. See “Risk Factors—Risks Related to Our Business—If we are unable to obtain, maintain and enforce intellectual property protection for our technology or if the scope of our intellectual property protection is not sufficiently broad, others may be able to develop and commercialize technology substantially similar to ours, and our ability to successfully commercialize our technology may be adversely affected” and “Risk Factors—Risks Related to Our Business—Third parties may initiate legal proceedings alleging that we are infringing or otherwise violating their intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on our business, financial condition and results of operations.”

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

Medical costs will vary seasonally depending on a number of factors, but most significantly the weather. Certain illnesses, such as the influenza virus, are far more prevalent during colder months of the year, which will result in an increase in medical expenses during these time periods. We would therefore expect to see higher levels of per-patient medical costs in the first and fourth quarters. Medical costs also depend upon the number of business days in a period. See the summary of quarterly results (unaudited) in Note 18, Quarterly Financial Information, to the Consolidated Financial Statements included in Part IV, Item 15 below.

Working Capital Practices

The Company uses various techniques to maintain working capital. The Company has historically financed its operations through private placements of our equity securities, payments received from various payors, through the issuance of convertible notes and our IPO. For additional information, see Liquidity and Capital Resources section in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7, below.

Competitive Conditions

The U.S. healthcare industry is highly competitive. We compete with large and medium-sized local and national providers of primary care services, such as ChenMed, Cano Health, OneMedical and health system affiliated practices, for, among other things, contracts with payors, recruitment of physicians and other medical and non-medical personnel and individual patients. Our principal competitors for patients and payor contracts vary considerably in type and identity by market. Because of the low barriers of entry into the primary care business and the ability of physicians to own primary care centers and/or also be medical directors for their own centers, competition for growth in existing and expanding markets is not limited to large competitors with substantial financial resources. There have also been increasing indications of interest from non-traditional providers and others to enter the primary care space and/or develop innovative technologies or business activities that could be disruptive to the industry. For example, payors have and may continue to acquire primary care and other provider assets. Our growth strategy and business could be adversely affected if we are not able to continue to penetrate existing markets, successfully expand into new markets, maintain or establish new relationships with payors, recruit qualified physicians or if we experience significant patient attrition to our competitors. See “Risk Factors—Risks Related to Our Business—The healthcare industry is highly competitive.”

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

There is no requirement in the states in which we operate for a risk-bearing provider to register as an insurance company, and we have not registered as such in any of the states in which we operate.

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

We enter into several arrangements that could potentially implicate the Anti-Kickback Statute if requisite intent was present, such as:

•Joint ventures. We operate certain of our centers under joint ventures with managed care plans or other healthcare providers. For the years ended December 31, 2021, 2020 and 2019, these joint ventures represented an immaterial portion of our total revenues. Although we do not expressly seek to enter into new joint ventures, it is possible that the payor landscape in certain markets we may attempt to enter in the future may make entering into additional joint ventures attractive. Our relationships with payors may not fully satisfy a safe harbor. Although failure to comply with a safe harbor does not render an arrangement illegal under the federal Anti-Kickback Statute, an arrangement that does not operate within a safe harbor may be subject to increased scrutiny and the Office of Inspector General (the “OIG”) of HHS has warned in the past that certain joint venture relationships have a potential for abuse. Joint ventures that fall outside the safe harbors are evaluated on a case-by-case basis under the federal Anti-Kickback Statute. In this regard, we have endeavored to structure our joint ventures to satisfy as many elements of the safe harbor for investments in small entities as we believe are commercially reasonable. For example, we believe that these investments are offered and made by us on a fair market value basis and provide returns to the investors in proportion to their actual investment in the venture. However, since the arrangements may not satisfy all of the requirements of an applicable safe harbor, these arrangements could be subject to scrutiny on the ground that they are intended to induce patient referrals.

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

•Sales forces and patient recruitment. The OIG has expressed concern regarding the use of non-employed sales forces to recruit or facilitate the recruiting of patients or referrals, especially when the sales agent is compensated in a manner that provides rewards or incentives on a volume or value basis. Accordingly, commissions or per-patient based compensation methodologies are closely scrutinized by federal agencies. We employ our own sales force and attempt to meet the Anti-Kickback Safe Harbor for Bona Fide Employment; however, in limited instances we use external companies to assist with certain aspects of these efforts and attempt to structure to meet the Personal Services Safe Harbour. In doing so, we believe that these arrangements do not violate the Anti-Kickback Statute or other applicable laws.  Additionally, the provision of free or discounted items, services or other renumeration in connection with patient recruitment has been scrutinized by OIG. We attempt to structure any offer or actual transfer of renumeration to prospective or current patients in a manner consistent with applicable exceptions and guidance issued by OIG. On November 1, 2021, the Company received a civil investigative demand (“CID”) from the United States Department of Justice. According to the CID, the Department of Justice is investigating whether the Company may have violated the False Claims Act, 31 U.S.C. §§ 3729-3722. The CID requests certain documents and information related to the Company’s relationships with third-party marketing agents and related to the Company’s provision of free transportation to federal health care beneficiaries and requests information and documents related to such matters. We are cooperating with the Department of Justice and are in the process of producing information and documentation in response to the CID. We are currently unable to predict the outcome of this investigation or whether litigation is probable.

•As a result of this CID, January 10, 2022, plaintiff Reginald T. Allison, commenced a purported securities class action in the Northern District of Illinois, against Oak Street Health, Inc., Michael Pykosz, our CEO, and Timothy Cook, our CFO, alleging that we, and such executive officers, made false and/or misleading statements and failed to disclose material adverse facts about our business, operations and prospects related to matters that are the subject of the CID. Regardless of the outcomes, either of these matters has the potential to have an adverse impact on us due to any related defense and settlement costs, diversions of management resources and other factors.

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

Stark Law

The Stark Law prohibits a physician who has a financial relationship, or who has an immediate family member who has a financial relationship, with entities providing Designated Health Services (“DHS”) from referring Medicare patients to such entities for the furnishing of DHS, unless an exception applies. Although uncertainty exists, federal agencies and at least one court have taken the position that the Stark Law also applies to Medicaid. DHS is defined to include clinical laboratory services, physical therapy services, occupational therapy services, radiology services including magnetic resonance imaging, computerized axial tomography scans, and ultrasound services, radiation therapy services and supplies, durable medical equipment and supplies, parenteral and enteral nutrients, equipment, and supplies, prosthetics, orthotics and prosthetic devices and supplies, home health services, outpatient prescription drugs, inpatient and outpatient hospital services and outpatient speech-language pathology services. The types of financial arrangements between a physician and an entity providing DHS that trigger the self-referral prohibitions of the Stark Law are broad and include direct and indirect ownership and investment interests and compensation arrangements. The Stark Law prohibits any entity providing DHS that has received a prohibited referral from presenting, or causing to be presented, a claim or billing for the services arising out of the prohibited referral. Similarly, the Stark Law prohibits an entity from “furnishing” a DHS to another entity in which it has a financial relationship when that entity bills for the service. The Stark Law also prohibits self-referrals within an organization by its own physicians, although broad exceptions exist that cover employed physicians and those referring DHS that are ancillary to the physician’s practice to the physician group. The prohibition applies regardless of the reasons for the financial relationship and the referral. Unlike the federal Anti-Kickback Statute, the Stark Law is a strict liability violation where unlawful intent need not be demonstrated.

If the Stark Law is implicated, the financial relationship must fully satisfy a Stark Law exception. If an exception is not satisfied, then the parties to the arrangement could be subject to sanctions. Sanctions for violation of the Stark Law include denial of payment for claims for services provided in violation of the prohibition, refunds of amounts collected in violation of the prohibition, a civil penalty of up to $15,000 for each service arising out of the prohibited referral, a civil penalty of up to $100,000 against parties that enter into a scheme to circumvent the Stark Law prohibition, civil assessment of up to three times the amount claimed and potential exclusion from the federal healthcare programs, including Medicare and Medicaid. Amounts collected on claims related to prohibited referrals must be reported and refunded generally within 60 days after the date on which the overpayment was identified. Furthermore, Stark Law violations and failure to return overpayments in a timely manner can form the basis for False Claims Act (“FCA”) liability, as discussed below.

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

Fraud and Abuse under State Law

Some states in which we operate centers have laws prohibiting physicians from holding financial interests in various types of medical facilities to which they refer patients. Some of these laws could potentially be interpreted broadly as prohibiting physicians who hold shares of our publicly traded stock or are physician owners from referring patients to our centers if the centers perform services for their patients or do not otherwise satisfy an exception to the law. States also have laws similar to or stricter than the federal Anti-Kickback Statute that may affect our ability to receive referrals from physicians with whom we have financial relationships. Some state anti-kickback laws also include civil and criminal penalties. Some of these laws include exemptions that may be applicable to our physician relationships or for financial interests limited to shares of publicly traded stock. Some, however, may include no explicit exemption for certain types of agreements and/or relationships entered into with physicians. If these laws are interpreted to apply to physicians who hold equity interests in our centers or to physicians who hold our publicly traded stock, and for which no applicable exception exists, we may be required to terminate or restructure our relationships with these physicians and could be subject to criminal, civil and administrative sanctions, refund requirements and exclusions from government healthcare programs, including Medicare and Medicaid, which could have a material adverse effect on our business, results of operations, financial condition, cash flows, reputation and stock price.

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

Corporate Practice of Medicine and Fee-Splitting

The laws and regulations relating to our operations vary from state to state and many states prohibit general business corporations, such as us, from practicing medicine, controlling physicians’ medical decisions or engaging in some practices such as splitting professional fees with physicians. We currently contract with affiliated physician-owned professional corporations who provide healthcare services that are required to be provided by licensed healthcare professionals. Pursuant to the MSA, we provide a comprehensive suite of administrative services to those professional corporations in exchange for the payment by such professional corporations of a management fee. While we believe that we are in substantial compliance with state laws prohibiting the corporate practice of medicine and fee-splitting, other parties may assert that, despite the way we are structured, we could be engaged in the corporate practice of medicine or unlawful fee-splitting. Were such allegations to be asserted successfully before the appropriate judicial or administrative forums, we could be subject to adverse judicial or administrative penalties, certain contracts could be determined to be unenforceable and we may be required to restructure our contractual arrangements. The laws of other states do not prohibit non-physician entities from employing physicians to practice medicine but may retain a ban on some types of fee-splitting arrangements.

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

Telehealth Regulations

        During the COVID-19 pandemic, the use of telehealth services increased dramatically.  There are a myriad of state and federal regulations relating to telehealth, including licensure of the professional involved, locations of services, modality, privacy, establishment of a provider/patient relationship and recordkeeping.  In response to the COVID-19 pandemic, CMS has made several changes in the manner in which Medicare will pay for telehealth visits, many of which relax previous requirements, including site requirements for both the providers and patients, telehealth modality requirements and others. State law applicable to telehealth, particularly licensure requirements, has also been relaxed in many jurisdictions as a result of the COVID-19 pandemic. These relaxed regulations have allowed us to continue operating our business and delivering care to our patients predominantly through telehealth modalities. It is unclear which, if any, of these changes will remain in place permanently and which will be rolled-back following the COVID-19 pandemic. If regulations change to restrict our ability to or prohibit us from delivering care through telehealth modalities, our financial condition and results of operations may be adversely affected.

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

The penalties for a violation of the FCA range from $5,500 to $11,000 (adjusted for inflation) for each false claim, plus up to three times the amount of damages caused by each false claim, which can be as much as the amounts received directly or indirectly from the government for each such false claim. On December 13, 2021, the DOJ issued a final rule announcing adjustments to FCA penalties, under which the per claim range increases to a range from $11,803 to $23,603 per claim.

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

As discussed above, on November 1, 2021, the Company received a civil investigative demand (“CID”) from the United States Department of Justice. According to the CID, the Department of Justice is investigating whether the Company may have violated the False Claims Act, 31 U.S.C. §§ 3729-3722. The CID requests certain documents and information related to the Company’s relationships with third-party marketing agents and related to the Company’s provision of free transportation to federal health care beneficiaries and requests information and documents related to such matters. We are cooperating with the Department of Justice and are in the process of producing information and documentation in response to the CID. We are currently unable to predict the outcome of this investigation or whether litigation is probable.

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

The HHS Office for Civil Rights (“HHS OCR”) also has proposed changes to the HIPAA Privacy Rule that have the potential to impact patients, covered entities, and business associates. Certain of the proposed changes are focused on the patient right of access requirements and processes, while other proposed changes would impact how covered entities may share information and would relax the requirements for providers to document how their Notice of Privacy Practices is provided to patients.  It is unclear when HHS OCR will issue final regulations.

Covered entities must notify affected individuals of breaches of unsecured PHI without unreasonable delay but no later than 60 days after discovery of the breach by a covered entity or its agents. Reporting must also be made to the HHS Office for Civil Rights and, for breaches of unsecured PHI involving more than 500 residents of a state or jurisdiction, to the media. All impermissible uses or disclosures of unsecured PHI are presumed to be breaches unless the covered entity or business associate establishes that there is a low probability the PHI has been compromised. Various state laws and regulations may also require us to notify affected individuals in the event of a data breach involving personal information without regard to the probability of the information being compromised. We have had no data breaches during the years 2019- 2021.

Violations of HIPAA by providers like us, including, but not limited to, failing to implement appropriate administrative, physical and technical safeguards, have resulted in enforcement actions and in some cases triggered settlement payments or civil monetary penalties. Penalties for impermissible use or disclosure of PHI were increased by the HITECH Act by imposing tiered penalties of more than $50,000 (as adjusted) per violation and up to $1.5 million (as adjusted) per year for identical violations. In addition, HIPAA provides for criminal penalties of up to $250,000 and ten years in prison, with the severest penalties for obtaining and disclosing PHI with the intent to sell, transfer or use such information for commercial advantage, personal gain or malicious harm. Further, state attorneys general may bring civil actions seeking either injunction or damages in response to violations of the HIPAA privacy and security regulations that threaten the privacy of state residents. There can be no assurance that we will not be the subject of an investigation (arising out of a reportable breach incident, audit or otherwise) alleging non-compliance with HIPAA regulations in our maintenance of PHI.

Under the 21st Century Cures Act, Congress authorized the HHS Office of the National Coordinator for Health Information Technology (“ONC”) to engage in rulemaking that would drive interoperability, prohibit information blocking, and provide timely access to health information through standardized application programming interfaces (APIs) to seamlessly coordinate care, improve outcomes and reduce the cost of care. CMS also finalized regulations under their authority to regulate Medicare and Medicaid managed care plans, qualified health plans offered on the federally facilitated Exchange, and hospitals that improve patient access to their health information and encourage provider-to-provider and payor-to-payor exchanges of health information that are designed to reduce the burden on payors and providers. In October 2020, ONC published an Interim Final Rule that extended the applicability date for the Information Blocking provisions until April 2021. The Interim Final Rule also laid out a compliance timeline that extends through December 31, 2023.

Compliance with changes in privacy and information security laws and with rapidly evolving industry standards may result in our incurring significant expense due to increased investment in technology and the development of new operational processes. Further, to the extent we fail to comply with one or more federal and/or state privacy and security requirements or if we are found to be responsible for the non-compliance of our vendors, we could be subject to substantial fines or penalties, damage to our reputation, as well as third-party claims which could have a material adverse effect on our business, financial condition, results of operations, cash flow, capital resources and liquidity.

Healthcare reform

In March 2010, significant reforms to the United States health care system were enacted through Patient Protection and Affordable Care Act and the Health Care Education and Reconciliation Act (collectively the “ACA”). Although many of the provisions of the ACA took effect immediately, and other provisions continue to be delayed and/or subsequently repealed, the reforms could continue to have an impact on our business in a number of ways. We cannot predict how employers, private payors or persons buying insurance might react to federal and state healthcare reform legislation, whether already enacted or enacted in the future, nor can we predict what form many of these regulations will take before implementation.

Other aspects of the 2010 healthcare reform laws may also affect our business, including provisions that impact the Medicare and Medicaid programs. These and other provisions of the ACA remain subject to ongoing uncertainty due to developing regulations and clarifications, including those described above, as well as continuing political and legal challenges at both the federal and state levels. Since 2016, various administrative and legislative initiatives have been implemented that have had adverse impacts on the ACA and its programs. For example, in October 2017, the federal government announced that cost-sharing reduction payments to insurers would end, effective immediately, unless Congress appropriated the funds. In December 2017, Congress passed the Tax Cuts and Jobs Act, which: (i) eliminated the penalty under the ACA’s individual mandate for individuals who fail to obtain a qualifying health insurance plan; (ii) repealed the health insurance tax, which applied to most fully insured plans, beginning in 2021; and (iii) repealed the so-called Cadillac Tax, which imposed an excise tax of 40% on premiums for employer-sponsored individuals and families that exceed a certain minimum threshold. Moreover, in February 2018, Congress passed the Bipartisan Budget Act (the “BBA”) which, among other things, repealed the Independent Payment Advisory Board that was established by the ACA and intended to reduce the rate of growth in Medicare spending by extending sequestration cuts to Medicare payments through fiscal year 2027. The Coronavirus Aid, Relief and Economic Security Act of 2020 subsequently extended Medicare sequestration cuts through the fiscal year 2030. While certain provisions of the BBA increased the scope of benefits available under MA for certain chronically ill federal health care program beneficiaries beginning in 2020, the ultimate impact of such changes cannot be predicted.

The ACA has also been the subject of continuing legal challenges. Most recently, a collection of 20 state governors and state attorneys general filed a lawsuit against the federal government in the Northern District of Texas seeking to enjoin the entire ACA following the elimination of the individual mandate penalty.  In March of 2020 the United States Supreme Court granted cert in the case and heard oral arguments on November 10, 2020.  On June 17, 2021, the Supreme Court held that the plaintiffs lacked standing and reversed the Fifth Circuit’s judgment in respect to standing, vacated the Fifth Circuit’s judgment and remanded the case with instructions to dismiss the case.

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

Human Capital Management

Employees and Culture

As of December 31, 2021, the Company employed approximately 4,800 employees, including approximately 500 primary care providers. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good. Based on an internal survey of all of our primary care providers as of June 30, 2019, 95% of our primary care providers would recommend Oak Street Health as a great place to work.

Our team has a steadfast commitment to executing on the mission and vision of our business. To achieve our goals, we strive to create an “Oaky” culture centered around creating an unmatched patient experience, driving clinical excellence, taking ownership, fostering innovation and radiating positive energy. Our unique combination of talent and healthcare experience across a number of professional settings, as well as our team’s commitment to our “Oaky” culture, underpins our success in all that we do.

Talent Management and Engagement

Our focused approach to recruiting and developing talent helps us attract outstanding physicians, nurse practitioners, other Care Team members and regional leaders in order to continue to grow and scale our business. We believe that this approach has supported the creation of a strong pipeline of top tier talent for leadership roles within our company and provides a differentiated value proposition for our providers. We have created multiple programs (i.e. Executive Women in Leadership) to help us attract best-in-class teams and provide the necessary training to foster professional development. In recent years we have added a variety of training and development programs, including regional leadership development, in-house provider recruitment and a medical scribe program. We believe we have demonstrated a consistent ability to attract and retain top clinical talent given our unique value proposition to physicians and nurse practitioners. Further, we reward our employees with what we believe they need to succeed, including competitive salaries, performance- based bonus plans, Employee Stock Purchase Plan with a 15% discount and a 401K with a 4% company match. Our team members also have a deep understanding of the communities in which our patients live, as we strive to hire from within the local community.

Employee Health and Wellbeing

We also offer competitive benefits such as flexible health benefit options, a Health Savings Account plan, protection for the unexpected with Life and Accidental Death & Dismemberment insurance, Short- and Long- Term Disability and backup childcare days, tax favored benefits through Flexible Spending Accounts and Commuter Assistance. Finally, to support our employees’ overall well-being, we offer an Employee Assistance Program.

Diversity, Equality and Inclusion

We recognize the importance of having a diverse and inclusive environment as part of our mission of transforming healthcare. We embrace and encourage diversity, equality and inclusion (“DE&I”) and strive to continuously improve. To rebuild healthcare as it should be, we have set the following DE&I goals: 1) Build a diverse and empowered team at all levels of the organization; 2) Advance health equity for patients through outcomes and patient experience; and 3) Improve communities through local investment, job creation and service. We publish an annual Diversity, Equity and Inclusion at Oak Street Health report (“DE&I annual report”) to further transparency and accountability on our progress towards these goals. To date, we have furthered our goals by hiring our first Director of DE&I, launching the Executive Women in Leadership program for women in senior director and above roles, providing employees with training in topics such as cultural sensitivity and sexual harassment, seeking employee input on how to make Oak Street Health a more inclusive place to work and establishing a number of People Resource Groups (PRGs) focused on fostering diversity, inclusion and belonging within Oak Street Health (with two added in 2021). In addition, we have endorsed a pledge to collect, stratify and review the race, ethnicity, language and sex data for at least 50% of our patient populations in the next three years and have implemented a Capital Expenditure Diversity Spending program with the intent of monitoring and promoting Oak Street Health’s spend with diversity-owned companies in expansion-related capital expenditures.

The following data comes from the DE&I annual report, which contained data for all Oak Street Health team members as of September 2021. The Oak Street Health team is racially diverse: 35% of the Oak Street team identifies as Black or African American, 20% as Hispanic/Latino, 6% as Asian, 29% as White and 3% as more than one race. This diversity is reflective of the communities we serve. Additionally, 75% of our employees identify as female, which is in-line with the healthcare workforce overall. This information is self-reported by over 3,800 employees, as of September 30, 2021. Additionally, 75% of our providers identify as female versus the United States physician workforce of 43%.

Community Engagement

We make a concerted effort to invest and reinvest dollars to uplift the neighborhoods surrounding our 125+ centers, from supporting local civic engagement efforts and other initiatives to the revitalization of the areas where we build our community clinics. With each center we’ve built, we’ve invested into the built environment of the local community, providing both jobs to community members as well as vital healthcare access and safe community spaces for seniors to gather, interact, and advance their lives. Ultimately, we strive to be a pillar of our community that serves the needs of all, from hosting events and activities in our community rooms (such as exercise, cooking, computer and painting classes) to serving as trusted, safe community spaces. We are particularly proud of how we’ve leveraged our deep community relationships to step up as a cross-sector community leader in times of need, such as during the height of the COVID-19 pandemic, when we delivered food and medication to patients and community members in need and championed equitable testing and vaccination efforts.

General Corporate Information

Oak Street Health, Inc. was incorporated as a Delaware corporation on October 22, 2019. Our principal executive offices are located at 30 W. Monroe Street, Suite 1200, Chicago, Illinois 60603. Our telephone number is (312) 733-9730. Our website address is www.oakstreethealth.com. The information contained on, or that can be accessed through, our website is not incorporated by reference into this filing, and you should not consider any information contained on, or that can be accessed through, our website as part of this filing. We are a holding company, and all of our business operations are conducted through our subsidiaries and affiliated medical groups.

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and, if applicable, all amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended, are available free of charge on or through our web site, http://www.oakstreethealth.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or the SEC. The SEC’s website, http://www.sec.gov, contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Item 1A. Risk Factors

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

•	the effect of our relatively limited operating history on investors’ ability to evaluate our current business and future prospects;
•	the viability of our growth strategy and our ability to realize expected results;
•	our ability to manage our growth effectively, execute our business plan, maintain high levels of service and patient satisfaction and adequately address competitive challenges;
•	our ability to attract new patients;
•	the dependence of our revenues and operations on a limited number of key payors;
•	the potential adverse impact of legal proceedings and litigation;
•	the risk of termination or non-renewal of the Medicare Advantage contracts held by the health plans with which we contract, or the termination or non-renewal of our contracts with those plans;
•	the impact on our business from changes in the payor mix of our patients and potential decreases in our reimbursement rates;
•	our ability to compete in the healthcare industry;
•	our ability to timely enroll new physicians and other providers in governmental healthcare programs before we can receive reimbursement for their services;
•	the impact on our business of reductions in Medicare reimbursement rates or changes in the rules governing the Medicare program;
•	our dependence on reimbursements by third-party payors and payments by individuals;
•	our assumption under most of our agreements with health plans of some or all of the risk that the cost of providing services will exceed our compensation;
•	the impact on our business of renegotiation, non-renewal or termination of capitation agreements with health plans;
•	the impact on our results from operations from Medicare’s risk adjustment payment system;
•	risks associated with estimating the amount of revenues and refund liabilities that we recognize under our risk agreements with health plans;
•	the impact on our business of security breaches, loss of data or other disruptions causing the compromise of sensitive information or preventing us from accessing critical information;
•	the impact on our business of disruptions in our disaster recovery systems or management continuity planning;
•	the impact of reductions in the quality ratings of the health plans we serve;
•	the risk of our agreements with the physician equity holder of our practices being deemed invalid;
•	our ability to maintain and enhance our reputation and brand recognition;
•	our ability to effectively invest in, implement improvements to and properly maintain the uninterrupted operation and data integrity of our information technology and other business systems;

•	our ability to obtain, maintain and enforce intellectual property protection for our technology;
•	the potential adverse impact of claims by third parties that we are infringing on or otherwise violating their intellectual property rights;
•	risks associated with existing securities class action litigation;
•	our ability to protect the confidentiality of our trade secrets, know-how and other internally developed information;
•	the impact of any restrictions on our use of or ability to license data or our failure to license data and integrate third-party technologies; and
•	other risk factors listed in this “Risk Factors” section.

Risks Related to Our Business

We have a history of net losses, we anticipate increasing expenses in the future, and we may not be able to achieve or maintain profitability.

We have incurred net losses on an annual basis since our inception. We incurred net losses of $(409.4) million, $(188.0) million and $(107.9) million, for the years ended December 31, 2021, 2020 and 2019, respectively. We expect our aggregate costs will increase substantially in the foreseeable future and our losses will continue as we expect to invest heavily in increasing our patient base, expanding our operations, hiring additional employees and operating as a public company. These investments may be more costly than we expect, and if we do not achieve the benefits anticipated from these investments, or if the realization of these benefits is delayed, they may not result in increased revenues or growth in our business. If our growth rate were to decline significantly or become negative, it could adversely affect our financial condition and results of operations.

To date, we have financed our operations principally from the sale of our equity, revenue from our patient services and the incurrence of indebtedness. Our net cash flow from operations was negative for the years ended December 31, 2021, 2020 and 2019. We may not generate positive cash flow from operations or profitability in any given period, and our limited operating history may make it difficult for investors to evaluate our current business and our future prospects. Additionally, if we are not able to achieve or maintain positive cash flow in the long term, we may require additional financing, which may not be available on favorable terms or at all and/or which would be dilutive to our shareholders. If we are unable to successfully address these risks and challenges as we encounter them, our business, results of operations and financial condition would be adversely affected. Our failure to achieve or maintain profitability could negatively impact the value of our common stock.

The COVID-19 pandemic, or any other pandemic, epidemic or outbreak of an infectious disease in the United States or worldwide, could adversely affect our business.

We face a wide variety of risks related to health epidemics, pandemics and similar outbreaks, especially of infectious diseases, including COVID-19 and its variants. Since first reported in late 2019, the COVID-19 pandemic has dramatically impacted the global health and economic environment, including millions of confirmed cases and deaths, business slowdowns or shutdowns, labor shortages, supply chain challenges, changes in government spending and requirements, regulatory challenges, inflationary pressures and market volatility. Although we have, to date, managed to continue most of our operations, we cannot predict the future course of events nor can we assure that this global pandemic, including its economic impact, will not have a material adverse impact on our business, financial position, results of operations and/or cash flows.

Our operations have been and, we expect, will continue to be further impacted by the COVID-19 pandemic. The pandemic likely will continue to impact our workforce, including staffing levels (as a result of illnesses, quarantine, isolation and absenteeism) and adjusted work locations and schedules; our facilities and access to them; those with whom we do business and on whom we rely to continue our operations; travel restrictions; and, overall, our ability to perform as required, at cost and on schedule, and to achieve and increase efficiencies. The pandemic may require us to continue to take extraordinary measures to protect the health and well-being of our employees. We have incurred and will continue to incur additional costs which may not be fully recoverable. If, going forward, significant portions of our workforce are unable to work effectively, or we are otherwise unable to maintain our level of operations, staffing and performance, we can expect facility closures, work slowdowns or stoppages, and adverse impacts on our overall performance, operations and financial results. The macroeconomic impacts of the pandemic, including a tightened labor market and government requirements, including those related to vaccinations, will also likely continue to affect our company. They may further affect our ability to hire, develop and retain our talented and diverse workforce, to maintain performance levels (especially cost and schedule), and to maintain our corporate culture. We expect to continue to incur additional costs as a result of the COVID-19 outbreak, including to protect the health and well-being of our employees, to respond to government requirements, and as a result of impacts on operations and performance, including staffing and schedule, which costs we may not be fully able to recover. We are and may be subject to additional regulatory requirements, enforcement actions and litigation, again with costs and liabilities that are not fully recoverable or insured.

The continued pandemic has impacted and may continue to impact the company’s supply chains. If our suppliers have increased challenges with their workforce (including as a result of illness, absenteeism, reactions to health and safety or government requirements), facility closures, timely access to necessary components, materials and other supplies at reasonable prices, access to capital, and access to fundamental support services (such as shipping and transportation), they may be unable to provide the agreed-upon goods and services in a timely, compliant and cost-effective manner. We have incurred and may in the future incur additional costs and delays in our business, including as a result of higher prices, schedule delays or the need to identify and develop alternative suppliers.

It is not currently possible to reliably project the direct impact of COVID-19 on our operating revenues and expenses, particularly as new variants present unknown factors. Key factors include the duration and extent of the outbreak in our service areas as well as societal and governmental responses. Patients may continue to be reluctant to seek necessary care given the risks of the COVID-19 pandemic. This could have the effect of deferring healthcare costs that we will need to incur to later periods and may also affect the health of patients who defer treatment, which may cause our costs to increase in the future. Further, as a result of the COVID-19 pandemic, we may experience slowed growth or a decline in new patient demand. We also may experience increased internal and third-party medical costs as we provide care for patients suffering from COVID-19. This increase in costs may be particularly significant given the number of our patients who are under capitation agreements. Further, we may face increased competition due to changes to our competitors’ products and services, including modifications to their terms, conditions, and pricing that could materially adversely impact our business, results of operations, and overall financial condition in future periods.

If the COVID-19 pandemic worsens, especially in regions where we have offices or centers, our business activities originating from affected areas could be adversely affected. Disruptive activities could include business closures in impacted areas, reinstating restrictions on our employees’ and service providers’ ability to travel, impacts to productivity if our employees or their family members experience health issues, and potential delays in hiring and onboarding of new employees. We may take further actions that alter our business operations as may be required by local, state, or federal authorities or that we determine are in the best interests of our employees. Such measures could negatively affect our sales and marketing efforts, sales cycles, employee productivity, or customer retention, any of which could harm our financial condition and business operations.

Due to the COVID-19 pandemic, we may not be able to document the health conditions of our patients as completely as we have in the past. Medicare pays capitation using a “risk adjustment model,” which compensates providers based on the health status (acuity) of each individual patient. Payors with higher acuity patients receive more, and those with lower acuity patients receive less. Medicare requires that a patient’s health issues be documented annually regardless of the permanence of the underlying causes. Historically, this documentation was required to be completed during an in-person visit with a patient. As part of the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, Medicare is allowing documentation for conditions identified during video visits with patients. However, given the disruption caused by COVID-19, it is unclear whether we will be able to document the health conditions of our patients as comprehensively as we did during in-person patient visits prior to COVID-19, which may adversely impact our revenue in future periods.

Also, under the CARES Act, the U.S. Department of Health and Human Services distributed grants to healthcare providers to offset the impacts of the COVID-19 pandemic related expenses and lost revenues, also known as the Provider Relief Funds. Grants received are subject to the terms and conditions of the program, including that such funds may only be used to prevent, prepare for, and respond to the COVID-19 pandemic and will reimburse only for health care related expenses or lost revenues that are attributable to the COVID-19 pandemic. Recipients are not required to repay these funds, provided that they attest to and comply with certain terms and conditions, including not using the funds to reimburse expenses or losses that other sources are obligated to reimburse. As of the date of this filing, we have received $11.2 million in grants from the Provider Relief Funds. We will continue to monitor our compliance with the terms and conditions of the Provider Relief Funds, including demonstrating that the distributions received have been used for healthcare-related expenses or lost revenue attributable to the COVID-19 pandemic. If we are unable to attest to or comply with current or future terms and conditions our ability to retain some or all of the distributions received may be impacted.

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

The extent and continued impact of the COVID-19 pandemic on our business will depend on certain developments, including: the duration and spread of the outbreak and virus variants; government responses to the pandemic including responses to state budget shortfalls; the impact on our customers and our sales cycles; the availability, effectiveness and receipt of vaccines by our patients and our employees; the impact on customer, industry, or employee events; and the effect on our partners and supply chains, all of which continue to be uncertain and are difficult to fully predict. Because of our business model, the full impact of the COVID-19 pandemic may not be fully reflected in our results of operations and overall financial condition until future periods.

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

Our growth strategy may not prove viable, and we may not realize expected results.

Our business strategy is to grow rapidly by expanding our network of primary care centers and is significantly dependent on opening new centers in our existing markets, expanding into new geographical locations, recruiting new patients and partnering or contracting with payors, existing medical practices or other healthcare providers to provide primary care services. We seek growth opportunities both organically and through alliances with payors or other primary care providers. Our ability to grow organically depends upon a number of factors, including recruiting new patients, entering into contracts with additional payors, identifying appropriate facilities, obtaining leases, completing internal buildouts of new facilities within proposed timelines and budgets and hiring care teams and other employees. We cannot guarantee that we will be successful in pursuing our growth strategy. If we fail to evaluate and execute new business opportunities properly, we may not achieve anticipated benefits and may incur increased costs.

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

Our operations are dependent on a concentrated number of payors with whom we contract to provide services to patients. We generally manage our payor contracts on a state-by-state basis, entering into a separate contract in each state with the local affiliate of the relevant payor such that no one local payor contract accounts for a majority of our revenues. When aggregating the revenues associated with each payor through its local affiliates, however, Humana, WellCare/ Meridian and Cigna HealthSpring accounted for a total of approximately 62%, 71% and 80% of our capitated revenue for the years ended December 31, 2021, 2020 and 2019, respectively, and Humana alone accounted for approximately 36%, 45% and 57% of our capitated revenue for the years ended December 31, 2021, 2020 and 2019, respectively. We believe that a majority of our revenues will continue to be derived from a limited number of key payors; they may terminate their contracts with us or our physicians credentialed by them upon the occurrence of certain events. The sudden loss of any of our payor partners or the renegotiation of any of our payor contracts could adversely affect our operating results. In the ordinary course of business, we engage in active discussions and renegotiations with payors in respect of the services we provide and the terms of our payor agreements. As the payors’ businesses respond to market dynamics and financial pressures, and as payors make strategic business decisions in respect of the lines of business they pursue and programs in which they participate, certain of our payors may seek to renegotiate or terminate their agreements with us. These discussions could result in reductions to the fees and changes to the scope of services contemplated by our original payor contracts and consequently could negatively impact our revenues, business and prospects.

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

On November 1, 2021, we received a civil investigative demand (“CID”) from the United States Department of Justice. According to the CID, the Department of Justice is investigating whether the Company may have violated the False Claims Act, 31 U.S.C. §§ 3729-3722. The CID requests certain documents and information related to the Company’s relationships with third-party marketing agents and related to the Company’s provision of free transportation to federal health care beneficiaries and requests information and documents related to such matters. We are cooperating with the Department of Justice in response to the CID. We are currently unable to predict the outcome of this investigation or whether qui tam or other litigation is probable. Regardless of the outcome, this inquiry has the potential to have an adverse impact on us due to any related defense and settlement costs, diversion of management resources, and other factors.  Additionally, on January 10, 2022, plaintiff Reginald T. Allison, commenced a purported securities class action in the Northern District of Illinois, against Oak Street Health, Inc., Michael Pykosz, our CEO, and Timothy Cook, our CFO, alleging that we, and such executive officers, made false and/or misleading statements and failed to disclose material adverse facts about our business, operations and prospects related to the matters inquired about in the CID.

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

In addition to contracting directly with CMS to participate in Medicare, we also contract with other health plans to provide capitated care services with respect to certain of their MA and commercial members. Our contracts with Humana to provide capitated care services for their members accounted for approximately 36%, 45% and 57% of our capitated revenue for the years ended December 31, 2021, 2020 and 2019, respectively. If a plan with which we contract for these services loses its Medicare contracts with CMS, receives reduced or insufficient government reimbursement under the Medicare program, decides to discontinue its MA and/or commercial plans, decides to contract with another company to provide capitated care services to its members, or decides to directly provide care, our contract with that plan could be at risk and we could lose revenue. In addition, certain of our contracts with health plans are terminable without cause. If any of these contracts were terminated, certain patients covered by such plans may choose to shift to another primary care provider within their health plan’s network. Moreover, our inability to maintain our agreements with health plans, in particular with key payors such as Humana, with respect to their MA members or to negotiate favorable terms for those agreements in the future, could result in the loss of patients and could have a material adverse effect on our profitability and business.

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

Reimbursement rates are generally higher for capitation agreements than they are under fee-for-service arrangements, and capitation agreements provide us with an opportunity to capture any additional surplus we create by investing in preventive care to keep a particular patient’s third-party medical expenses low. Under a capitation plan such as MA, we receive a fixed fee PPPM for services. Under a fee-for-service payor arrangement, we collect fees directly from the payor as services are provided. Fee-for-service arrangements accounted for approximately 0.6%, 0.6%, and 1.1% of our revenues for the years ended December 31, 2021, 2020 and 2019, respectively. Capitation arrangements accounted for approximately 98%, 96%, and 97% of our revenues for the years ended December 31, 2021, 2020 and 2019, respectively.  A significant decrease in the number of capitation arrangements could adversely affect our revenues and results of operation.

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

We receive the majority of our revenues from Medicare, either directly or through MA plans, and revenues from Medicare accounted for 98%, 96% and 97% of our revenues for each of the years ended December 31, 2021, 2020 and 2019, respectively. In addition, many private payors base their reimbursement rates on the published Medicare rates or are themselves reimbursed by Medicare for the services we provide. As a result, our results of operations are, in part, dependent on government funding levels for Medicare programs, particularly MA programs. Any changes that limit or reduce MA or general Medicare reimbursement levels, such as reductions in or limitations of reimbursement amounts or rates under programs, reductions in funding of programs, expansion of benefits without adequate funding, elimination of coverage for certain benefits, or elimination of coverage for certain individuals or treatments under programs, could have a material adverse effect on our business, results of operations, financial condition and cash flows.

The Medicare program and its reimbursement rates and rules are subject to frequent change. These include statutory and regulatory changes, rate adjustments (including retroactive adjustments), administrative or executive orders and government funding restrictions, all of which may materially adversely affect the rates at which Medicare reimburses us for our services. Budget pressures often lead the federal government to reduce or place limits on reimbursement rates under Medicare. Implementation of these and other types of measures has in the past and could in the future result in substantial reductions in our revenues and operating margins. For example, due to the federal sequestration, an automatic 2% reduction in Medicare spending took effect beginning in April 2013. The CARES Act, which was signed into law on March 27, 2020, designed to provide financial support and resources to individuals and businesses affected by the COVID-19 pandemic, temporarily suspended these reductions from May 1, 2020 through March 31, 2022 and reduced the reduction to 1% from April 1, 2022 through June 30, 2022, and extended the sequester by one year, through 2030.

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

Changes to the political environment may increase the likelihood of legislative or regulatory changes that would impact us, such as changes to the healthcare regulatory landscape. Examples of such potential changes also could include, among other things, legislative developments or administrative decisions such as moving to a universal health insurance or “single payor” system whereby health insurance is provided to all Americans by the government, the availability of a “public health insurance option” similar to Medicare, government programs that impact access to Medicaid expansion or impact funding provided to families to purchase plans through the health insurance exchanges or changes to the eligibility age for Medicare beneficiaries. These or similar changes could have the impact of decreasing our revenues, increasing our expenses or having other material adverse effects on our business, results of operations, financial condition and cash flows. The timing of legislative or executive action related to these potential initiatives, if any, remains uncertain, particularly in light of the ongoing COVID-19 pandemic, and as such, considerable uncertainty exists surrounding the continued development of healthcare reform measures and/or other potential changes at the federal and/or state level to laws, regulations and other requirements that govern our business.

We have made and continue to make substantial investments in value-based care and building our care capabilities, but there can be no assurances that value-based care initiatives or any other legislation or government programs that align with our strategy and investments will be enacted or continued and will not be modified in a manner that is disadvantageous to our business model. Irrespective of whether such initiatives exist, there can be no assurances that we will be able to successfully execute on the required strategic initiatives that would allow us to provide a competitive and successful value-based care program on the broad scale, and in the desired time frame. Additionally, the ultimate longevity and terms and conditions of any such payment structures or other initiatives remain unclear. For example, as described above, on February 24, 2022, CMMI announced the transition of the Direct Contracting Model to the ACO REACH Model at the end of 2022.

There is also uncertainty regarding both MA payment rates and beneficiary enrollment, which, if reduced, would reduce our overall revenues and net income. For example, although the Congressional Budget Office (“CBO”) predicted in 2010 that MA participation would drop substantially by 2020, the CBO has more recently predicted, without taking into account potential future reforms, that enrollment in MA (and other contracts covering Medicare Parts A and B) could reach 31 million by 2027. Although MA enrollment increased by approximately 5.6 million, or by 50%, between the enactment of the ACA in 2010 and 2015, there can be no assurance that this trend will continue. Further, fluctuation in MA payment rates is evidenced by CMS’s annual announcement of the expected average change in revenue from the prior year: for 2021, CMS announced an average increase of 1.7%; for 2020, 2.5% and 3.4% for 2019. Uncertainty over MA enrollment and payment rates present a continuing risk to our business.

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

The reimbursement process is complex and can involve lengthy delays. Although we recognize revenues when we provide services to our patients, we may from time-to-time experience delays in receiving the associated capitation payments or, for our patients on fee-for-service arrangements, the reimbursement for the service provided. In addition, third-party payors may disallow, in whole or in part, requests for reimbursement based on determinations that the patient is not eligible for coverage, certain amounts are not reimbursable under plan coverage or were for services provided that were not medically necessary or additional supporting documentation is necessary. Retroactive adjustments may change amounts realized from third-party payors. As described below, we are subject to audits by such payors, including governmental audits of our Medicare claims, and may be required to repay these payors if a finding is made that we were incorrectly reimbursed. Delays and uncertainties in the reimbursement process may adversely affect accounts receivable, increase the overall costs of collection and cause us to incur additional borrowing costs. Third-party payors are also increasingly focused on controlling healthcare costs, and such efforts, including any revisions to reimbursement policies, may further complicate and delay our reimbursement claims.

In addition, certain of our patients are covered under health plans that require the patient to cover a portion of their own healthcare expenses through the payment of copayments or deductibles. We may not be able to collect the full amounts due with respect to these payments that are the patient’s financial responsibility, or in those instances where physicians provide services to uninsured individuals. To the extent permitted by law, amounts not covered by third-party payors are the obligations of individual patients for which we may not receive whole or partial payment. Any increase in cost shifting from third-party payors to individual patients, including as a result of high deductible plans for patients, increases our collection costs and reduces overall collections. We have a financial assistance policy in which we assess patients for financial hardship and other criteria that are used to make a good-faith determination of financial need. If a patient is deemed to meet these criteria, we will waive or reduce that patient’s obligation to pay copayments, coinsurance or deductible amounts owed for the services we provide to them. If we were to experience a substantial increase in the number of patients qualifying for such waivers or reductions or in the volume of patient receivables deemed uncollectible, our costs could increase significantly, and we may not be able to offset such additional costs with sufficient revenue.

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

Approximately 98%, 96% and 97% of our revenues for the years ended December 31, 2021, 2020 and 2019, respectively, is derived from fixed fees paid by health plans under capitation agreements with us. While there are variations specific to each agreement, we generally contract with health plans to receive a fixed fee per month for professional services and assume the financial responsibility for the healthcare expenses of our patients. This type of contract is referred to as a “capitation” contract. To the extent that patients require more care than is anticipated and/or the cost of care increases, aggregate fixed compensation amounts, or capitation payments, may be insufficient to cover the costs associated with treatment. If medical costs and expenses exceed estimates, except in very limited circumstances, we will not be able to increase the fee received under these risk agreements during their then-current terms and we could suffer losses with respect to such agreements.

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

If our agreements or arrangements with certain of our licensed physicians who hold shares in our physician entities are deemed invalid under state law, including laws against the corporate practice of medicine, or federal law, or are terminated as a result of changes in state law, or if there is a change in accounting standards by the Financial Accounting Standards Board (“FASB”) or the interpretation thereof affecting consolidation of entities, it could have a material adverse effect on our consolidation of total revenues derived from such practices.

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

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business with respect to intellectual property. We are not currently subject to any claims from third parties asserting infringement of their intellectual property rights. Some third parties may be able to sustain the costs of complex litigation more effectively than we can because they have substantially greater resources. Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments, and if securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of our common stock. Moreover, any uncertainties resulting from the initiation and continuation of any legal proceedings could have a material adverse effect on our ability to raise the funds necessary to continue our operations. Assertions by third parties that we violate their intellectual property rights could therefore have a material adverse effect on our business, financial condition and results of operations.

We are subject to securities class action litigation. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on us.

On January 10, 2022, plaintiff Reginald T. Allison, commenced a purported securities class action in the Northern District of Illinois, against Oak Street Health, Inc., Michael Pykosz, our CEO, and Timothy Cook, our CFO, alleging that we, and such executive officers made false and/or misleading statements and failed to disclose material adverse facts about our business, operations and prospects. We and the individuals dispute these claims and intend to defend the matter vigorously.

This lawsuit and any future lawsuits to which we may become a party are subject to inherent uncertainties and will likely be expensive and time-consuming to investigate, defend and resolve, and will divert our management’s attention and financial and other resources. The outcome of litigation is necessarily uncertain, and we could be forced to expend significant resources in the defense of this and other suits, and we may not prevail. Any litigation to which we are a party may result in an onerous or unfavorable judgment that may not be reversed upon appeal, or in payments of substantial monetary damages or fines, or we may decide to settle this or other lawsuits on similarly unfavorable terms, which could adversely affect our business, financial condition, results of operations or stock price. See Item 3. “Legal Proceedings” below for additional information regarding the class action.

If we are unable to protect the confidentiality of our trade secrets, know-how and other proprietary and internally developed information, the value of our technology could be adversely affected.

We may not be able to protect our trade secrets, know-how and other internally developed information, including in relation to the Canopy platform, adequately. Although we use reasonable efforts to protect this internally developed information and technology, our employees, consultants and other parties (including independent contractors and companies with which we conduct business) may unintentionally or willfully disclose our information or technology to competitors. Enforcing a claim that a third party illegally disclosed or obtained and is using any of our internally developed information or technology is difficult, expensive and time- consuming, and the outcome is unpredictable. In addition, courts outside the United States are sometimes less willing to protect trade secrets, know-how and other proprietary information. We rely, in part, on non-disclosure, confidentiality and assignment-of-invention agreements with our employees, independent contractors, consultants and companies with which we conduct business to protect our trade secrets, know-how and other intellectual property and internally developed information. These agreements may not be self-executing, or they may be breached, and we may not have adequate remedies for such breach. Moreover, third parties may independently develop similar or equivalent proprietary information or otherwise gain access to our trade secrets, know-how and other internally developed information.

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

Our primary care centers are concentrated in Illinois, Michigan, Pennsylvania, Ohio and Texas , and we may not be able to successfully establish a presence in new geographic markets.

A substantial portion of our revenue is driven by our primary care centers in Illinois, Michigan, Pennsylvania, Ohio and Texas . As a result, our exposure to many of the risks described herein are not mitigated by a diversification of geographic focus. Furthermore, due to the concentration of our operations in these states, our business may be adversely affected by economic conditions that disproportionately affect these states as compared to other states. To continue to expand our operations to other regions of the United States, we will have to devote resources to identifying and exploring such perceived opportunities. Thereafter, we will have to, among other things, recruit and retain qualified personnel, develop new primary care centers and establish new relationships with physicians and other healthcare providers. In addition, we would be required to comply with laws and regulations of states that may differ from the ones in which we currently operate and could face competitors with greater knowledge of such local markets. We anticipate that further geographic expansion will require us to make a substantial investment of management time, capital and/or other resources. There can be no assurance that we will be able to continue to successfully expand our operations in any new geographic markets.

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

We currently lease or license all of our centers, including a significant minority that are leased from Humana. Our leases are typically on terms ranging from 2 to 20 years. Each of our lease or license agreements provides that the lessor may terminate the lease, subject to applicable cure provisions, for a number of reasons, including the defaults in any payment of rent, taxes or other payment obligations, the breach of any other covenant or agreement in the lease or, for centers leased from Humana, the termination of our payor contracts with Humana. Termination of certain of our lease agreements could result in a cross-default under our debt agreements or other lease agreements. If a lease agreement is terminated, there can be no assurance that we will be able to enter into a new lease agreement on similar or better terms or at all.

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

Our operations are dependent on the efforts, abilities and experience of our physicians and clinical personnel. We compete with other healthcare providers, primarily hospitals and other facilities, in attracting physicians, nurses and medical staff to support our centers, recruiting and retaining qualified management and support personnel responsible for the daily operations of each of our centers and in contracting with payors in each of our markets. In some markets, the lack of availability of clinical personnel, such as nurses and mental health professionals, has become a significant operating issue facing all healthcare providers, which has been further exacerbated by the COVID-19 pandemic. This shortage may require us to continue to enhance wages and benefits to recruit and retain qualified personnel or to contract for more expensive temporary personnel. We also depend on the available labor pool of semi-skilled and unskilled workers in each of the markets in which we operate.

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

Additionally, CMS audits MA plans for documentation to support RAF-related payments for members chosen at random. The Medicare Advantage plans ask providers to submit the underlying documentation for members that they serve. It is possible that claims associated with members with higher RAF scores could be subject to more scrutiny in a CMS or plan audit. There is a possibility that a Medicare Advantage plan may seek repayment from us should CMS make any payment adjustments to the Medicare Advantage plan as a result of its audits. The plans also may hold us liable for any penalties owed to CMS for inaccurate or unsupportable RAF scores provided by us or our affiliated physicians. In addition, we could be liable for penalties to the government under the FCA that range from $5,500 to $11,000 (adjusted for inflation) for each false claim, plus up to three times the amount of damages caused by each false claim, which can be as much as the amounts received directly or indirectly from the government for each such false claim. On December 13, 2021, the DOJ issued a final rule announcing adjustments to FCA penalties, under which the per claim range increased to a range from $11,803 to $23,607 per claim.

CMS has indicated that payment adjustments, such as Risk Adjustment Data Validation (“RADV”) audits, will not be limited to RAF scores for the specific MA enrollees for which errors are found but may also be extrapolated to the entire MA plan subject to a particular CMS contract. CMS has described its audit process as plan-year specific and stated that it will not extrapolate audit results for plan years prior to 2011. Because CMS has not stated otherwise, there is a risk that payment adjustments made as a result of one plan year’s audit would be extrapolated to prior plan years after 2011. Plans could then seek to retroactively recoup these amounts from us.

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

Certain of our patients are dual-eligible, meaning their coverage comes from both Medicare and Medicaid. In addition, a very small portion of our patients (under 2%) are fully covered by Medicaid. As a result, -a small portion of our revenue comes from Medicaid, accounting for approximately 2%, 2% and 3% of our revenue for the years ended December 31, 2021, 2020 and 2019, respectively. Medicaid is a joint federal-state program purchasing healthcare services for the low income and indigent as well as certain higher-income individuals with significant health needs. Under broad federal criteria, states establish rules for eligibility, services and payment. Medicaid is a state-administered program financed by both state funds and matching federal funds. Medicaid spending has increased rapidly in recent years, becoming a significant component of state budgets. This, combined with slower state revenue growth, has led both the federal government and many states to institute measures aimed at controlling the growth of Medicaid spending, and in some instances reducing aggregate Medicaid spending.

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

In addition, CMS has recently approved demonstration waivers for the Indiana Medicaid program that, among other things, imposes work or community engagement and income-based premiums on certain adult Medicaid beneficiaries, and similar waivers may be applied in other states. Also, as part of the movement to repeal, replace or modify the ACA and as a means to reduce the federal budget deficit, there are renewed congressional efforts to move Medicaid from an open-ended program with coverage and benefits set by the federal government to one in which states receive a fixed amount of federal funds, either through block grants or per capita caps, and have more flexibility to determine benefits, eligibility or provider payments. If those changes are implemented, we cannot predict whether the amount of fixed federal funding to the states will be based on current payment amounts, or if it will be based on lower payment amounts, which would negatively impact those states that expanded their Medicaid programs in response to the ACA.

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

As a result of being a public company, we are obligated to develop and maintain proper and effective internal control over financial reporting in order to comply with Section 404 of the Sarbanes- Oxley Act. These internal controls may not be determined to be effective or our independent registered public accountants may issue an adverse opinion on these controls now that we are no longer an emerging growth company, all of which may adversely affect investor confidence in us and, as a result, the value of our common stock.

As a result of becoming a public company, we are subject to Section 404 of the Sarbanes-Oxley Act (“SOX) which requires, among other things, that companies maintain disclosure controls and procedures to ensure timely disclosure of material information, and that management review the effectiveness of those controls on a quarterly basis. The process of designing and implementing internal control over financial reporting required to comply with this requirement is time- consuming, costly and complicated. If during the evaluation and testing process we identify one or more other material weaknesses in our internal control over financial reporting, our management will be unable to assert that our internal control over financial reporting is effective. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act.

Even if our management concludes that our internal control over financial reporting is effective, our independent registered public accounting firm may issue a report that is qualified if it is not satisfied with our controls or the level at which our controls are documented, designed, operated or reviewed.  Because we are no longer an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 1012 (the “JOBS Act”) with our transition to large accelerated filer status as of December 31, 2021, we are also now subject to Section 404(b) of SOX, which requires that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting in this Annual Report on Form 10-K for the year ended December 31, 2021, among other additional requirements. Effective internal controls are necessary for us to provide reliable financial reports and to help prevent fraud, and our management and other personnel devote a substantial amount of time to these compliance requirements. These rules and regulations also increase our legal and financial compliance costs and make some activities more time-consuming and costly. Our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could materially and adversely affect our business, results of operations and financial condition and could cause a decline in the trading price of our common stock.

If we are not able to implement the requirements of Section 404 of the Sarbanes-Oxley Act with adequate compliance, our independent registered public accounting firm may issue an adverse opinion due to ineffective internal controls over financial reporting, and we may be subject to sanctions or investigation by regulatory authorities, such as the SEC. As a result, there could be a negative reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, we may be required to incur costs in improving our internal control system and the hiring of additional personnel. Any such action could negatively affect our results of operations and cash flows.

The requirements of being a public company, particularly now that we are no longer an “emerging growth company,” may strain our resources and distract our management, which could make it difficult to manage our business.

As a public company, we incur legal, accounting and other expenses that we did not previously incur. We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Sarbanes-Oxley Act, the listing requirements of the NYSE and other applicable securities rules and regulations.

We anticipate that costs and compliance initiatives will increase as a result of the fact that we are no longer an “emerging growth company.” In particular, we are now, or will be, subject to certain disclosure requirements that are applicable to other public companies that had not been applicable to us as an emerging growth company. These requirements include: (i) compliance with the auditor attestation requirements in the assessment of our internal control over financial reporting; (ii) compliance with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements; (iii) full disclosure and analysis obligations regarding executive compensation; and (vi) compliance with regulatory requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. There can be no assurance that we will be able to comply with the applicable regulations in a timely manner, if at all.

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

Our growth strategy is partially dependent upon our ability to identify and successfully complete acquisitions, joint ventures and other strategic partnerships and alliances.

A significant element of our growth strategy is to identify, pursue and successfully complete and integrate acquisitions, joint ventures and other strategic partnerships and alliances that either expand or complement our existing operations. Acquisitions and other strategic transactions involve numerous risks, including difficulties in successfully integrating the operations and personnel, navigating the necessary regulatory approval requirements, distraction of management from overseeing, and disruption of, our existing operations, difficulties in entering markets or lines of business in which we have no or limited direct prior experience, the possible loss of key employees and customers, and difficulties in achieving the synergies we anticipated. Any failure to select suitable opportunities at fair prices, conduct appropriate due diligence, acquire and successfully integrate the acquired company, including particularly when acquired businesses operate in new geographic markets or areas of business, could materially and adversely impact our growth strategies, financial condition and results of operations.

These transactions may also cause us to significantly increase our interest expense, leverage and debt service requirements if we incur additional debt to pay for an acquisition or investment, issue common stock that would dilute our current stockholders’ percentage ownership or incur asset write-offs and restructuring costs and other related expenses that could have a material adverse impact on our operating results. Acquisitions, joint ventures and strategic investments also involve numerous other risks, including potential exposure to assumed litigation and unknown environmental and other liabilities, as well as undetected internal control, regulatory or other issues, or additional costs not anticipated at the time the transaction was completed.

We may be unable to identify, purchase or integrate desirable acquisition targets, future acquisitions may be unsuccessful, and we may not realize the anticipated cost savings, revenue enhancements or other synergies from such acquisitions.

We have in the past and plan to in the future to investigate and acquire strategic businesses with the potential to be accretive to earnings, increase our market penetration, brand strength and its market position or enhancement of our existing product and service offerings. There can be no assurance that we will identify or successfully complete transactions with suitable acquisition candidates in the future. Additionally, if we were to undertake a substantial acquisition, the acquisition may need to be financed in part through additional financing through public offerings or private placements of debt or equity securities or through other arrangements. There is no assurance that the necessary acquisition financing will be available to us on acceptable terms if and when required. Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our operating results. We may also unknowingly inherit liabilities from acquired businesses or assets that arise after the acquisition and that are not adequately covered by indemnities. In addition, if an acquired business fails to meet our expectations, its operating results, business and financial position may suffer.

We have a substantial amount of goodwill which could, in the future, become impaired and result in material non-cash charges to our results of operations.

As of December 31, 2021 we had $152.9 million of goodwill on our Consolidated Balance Sheets. We evaluate this goodwill for impairment annually during the fourth quarter, or more frequently if an event occurs or circumstances change that could more likely than not reduce the fair value of a reporting unit or indefinite-lived intangible asset below its carrying value. As part of this impairment analysis, we determine fair value for each reporting unit using both the income and market approaches. Estimated fair values could change if, for example, there are changes in the business climate, changes in the competitive environment, adverse legal or regulatory actions or developments, changes in capital structure, cost of debt and equity, capital expenditure levels, operating cash flows or market capitalization, whether due to COVID-19 or otherwise. There can be no assurance that impairments will not occur, and any impairment may have a material impact on our financial condition and results of operations.

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

•	federal and state laws regarding the use of telehealth;
•	state and federal statutes and regulations that govern workplace health and safety;
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

Additionally, the federal government has used the FCA to prosecute a wide variety of alleged false claims and fraud allegedly perpetrated against Medicare, Medicaid and other federally funded health care programs. Moreover, amendments to the federal Anti-Kickback Statute in the ACA make claims tainted by anti-kickback violations potentially subject to liability under the FCA, including qui tam or whistleblower suits. The penalties for a violation of the FCA range from $5,500 to $11,000 (adjusted for inflation) for each false claim plus three times the amount of damages caused by each such claim which generally means the amount received directly or indirectly from the government. On December 13, 2021, the DOJ issued a final rule announcing adjustments to FCA penalties, under which the per claim range increases to a range from $11,803 to $23,607 per claim. Given the high volume of claims processed by our various operating units, the potential is high for substantial penalties in connection with any alleged FCA violations.

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

We, our affiliated physicians and the facilities in which we operate are subject to various federal, state and local licensing and certification laws and regulations and accreditation standards and other laws, relating to, among other things, the adequacy of medical care, equipment, privacy of patient information, telehealth, physician relationships, personnel and operating policies and procedures. Failure to comply with these licensing, certification and accreditation laws, regulations and standards could result in our services being found non-reimbursable or prior payments being subject to recoupment, requirements to make significant changes to our operations and can give rise to civil or, in extreme cases, criminal penalties. We routinely take the steps we believe are necessary to retain or obtain all requisite licensure and operating authorities. While we have made reasonable efforts to substantially comply with federal, state and local licensing and certification laws and regulations and standards as we interpret them, we cannot assure you that agencies that administer these programs will not find that we have failed to comply in some material respects.

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

The HHS OCR also has proposed changes to the HIPAA Privacy Rule that have the potential to impact patients, covered entities, and business associates. Certain of the proposed changes are focused on the patient right of access requirements and processes, while other proposed changes would impact how covered entities may share information and would relax the requirements for providers to document how their Notice of Privacy Practices is provided to patients.  It is unclear when HHS OCR will issue final regulations.

HIPAA imposes mandatory penalties for certain violations. Penalties for violations of HIPAA and its implementing regulations start at $120 per violation and are not to exceed $60,226 per violation, subject to a cap of $1.81 million for violations of the same standard in a single calendar year. However, a single breach incident can result in violations of multiple standards. HIPAA also authorizes state attorneys general to file suit on behalf of their residents. Courts may award damages, costs and attorneys’ fees related to violations of HIPAA in such cases. While HIPAA does not create a private right of action allowing individuals to sue us in civil court for violations of HIPAA, its standards have been used as the basis for duty of care in state civil suits such as those for negligence or recklessness in the misuse or breach of PHI.

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

Under the 21st Century Cures Act, Congress authorized the HHS Office of the National Coordinator for Health Information Technology (“ONC”) to engage in rulemaking that would drive interoperability, prohibit information blocking, and provide timely access to health information through standardized application programming interfaces (APIs) to seamlessly coordinate care, improve outcomes and reduce the cost of care. CMS also finalized regulations under their authority to regulate Medicare and Medicaid managed care plans, qualified health plans offered on the federally facilitated Exchange, and hospitals that improve patient access to their health information and encourage provider-to-provider and payor-to-payor exchanges of health information that are designed to reduce the burden on payors and providers. ONC published an Interim Final Rule that extended the applicability date for the Information Blocking provisions until April 2021. The Interim Final Rule also laid out a compliance timeline that extends through December 31, 2023.

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

Some of the relevant laws, regulations and agency interpretations in states with corporate practice of medicine restrictions have been subject to limited judicial and regulatory interpretation. Moreover, state laws are subject to change. Regulatory authorities and other parties may assert that, despite the management agreements and other arrangements through which we operate, we are engaged in the prohibited corporate practice of medicine or that our arrangements constitute unlawful fee-splitting. If this were to occur, we could be subject to civil and/or criminal penalties, our agreements could be found legally invalid and unenforceable (in whole or in part) or we could be required to restructure our contractual arrangements. In markets where the corporate practice of medicine is prohibited, we have historically operated by maintaining long-term management contracts with multiple associated professional organizations which, in turn, employ or contract with physicians to provide those professional medical services required by the enrollees of the payors with which the professional organizations contract. Under these management agreements, Oak Street Health MSO, LLC performs only non-medical administrative services, does not represent that it offers medical services and does not exercise influence or control over the practice of medicine by the physicians or the associated physician groups with which it contracts. In the event of certain of our licensed physicians who hold shares in our physician groups death or disability or upon certain other triggering events, we maintain the right to direct the transfer of the ownership of the professional organizations to another licensed physician.

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

If our agreements or arrangements with certain of our licensed physicians who hold shares in our physician groups or our affiliated physician groups are deemed invalid under state corporate practice of medicine and similar laws or federal law, or are terminated as a result of changes in state law, it could have a material impact on our results of operations and financial condition.

There are various state laws, including in the states in which we operate, regulating the corporate practice of medicine that prohibit us from directly owning certain types of healthcare entities. These prohibitions are intended to prevent unlicensed persons from interfering with or inappropriately influencing a physician’s professional judgment. Corporate practice of medicine regulations and other similar laws may also prevent fee-splitting, or the sharing of professional service income with non-professional or business interests. The interpretation and enforcement of these laws vary significantly from state to state. Although we have structured our agreements and arrangements with our affiliated physician groups to avoid breaching corporate practice of medicine regulations, such as having our nominee shareholder hold shares in the physician groups, we cannot guarantee that these agreements and arrangements will not be held to be invalid under state laws prohibiting the corporate practice of medicine. If these agreements and arrangements were deemed to be invalid, a significant portion of our revenues could be affected, which may result in a material adverse effect on our results of operations and financial condition. In addition, these agreements and arrangements may not be as effective in providing control as direct ownership. Any changes to Federal or state law that prohibited such agreements or arrangements could also have a material adverse effect upon our results of operations and financial condition.

If we lost the services of certain of our licensed physicians who hold shares in our physician groups for any reason, the contractual arrangements with our VIEs could be in jeopardy.

Because of regulations preventing the corporate practice of medicine, many of our affiliated physician practice groups are wholly owned or primarily owned by our nominee shareholder as our nominee shareholders. Although we retain the right to direct the transfer of these ownership arrangements to another licensed physician, if our nominee shareholder died, was incapacitated or otherwise was no longer affiliated with us, there could be a material adverse effect on the relationship between us and each of those variable interest entities (“VIEs”) and, therefore, our business as a whole could be adversely affected.

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

Our income tax treatment has changed as a result of the restructuring transactions undertaken immediately prior to our IPO and our future effective income tax rates could be subject to volatility.

Prior to the IPO, we conducted our business as Oak Street Health, LLC. Oak Street Health, LLC was classified as a partnership for U.S. federal income tax purposes and consequently did not generally pay any U.S. federal, state or local income taxes. Following the IPO, we now operate under Oak Street Health, Inc. and Oak Street Health, Inc. is classified as a corporation for U.S. federal income tax purposes. See “Organizational Transactions” within our prior year Form 10-K filed with the SEC on March 10, 2021. As a corporation, Oak Street Health, Inc. is subject to U.S. federal, state, and local income taxes with respect to its taxable income.

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

We may incur certain tax liabilities attributable to our pre-IPO investors as a result of the restructuring transactions undertaken immediately prior to our IPO.

In connection with the IPO and related restructuring, the entities through which the investment entities affiliated with General Atlantic LLC (collectively, “General Atlantic”) and Newlight Partners LP (“Newlight” and, together with General Atlantic, the “Lead Sponsors”) and other institutional investors held their ownership interests in Oak Street Health engaged in a series of transactions that resulted in each of these entities becoming wholly owned subsidiaries of Oak Street Health, Inc. As the parent company to these entities, Oak Street Health, Inc. generally succeeded to and, subject to certain rights to be indemnified, is responsible for the tax liabilities of the entities prior to the restructuring and, subject to certain rights to be indemnified, be responsible for costs incurred in defending any audits or other proceedings with respect to such taxes. Any such liabilities for which Oak Street Health, Inc. is responsible could have an adverse effect on our operating results and financial condition.

We may incur certain tax liabilities attributable to the pre-IPO taxable income or taxable loss of Oak Street Health, LLC.

Prior to the IPO and restructuring, we operated under Oak Street Health, LLC and Oak Street Health, LLC was classified as a partnership for U.S. federal income tax purposes. As a partnership, prior to the IPO and the restructuring, Oak Street Health, LLC did not directly pay any federal, state or local income taxes with respect to the taxable income shown on its tax returns. Rather, items of income, gain, loss, deduction, and credit are allocated among its partners and such persons are liable for any of the resulting income taxes.

Pursuant to certain provisions of the Internal Revenue Code of 1986, as amended (the “Code”) enacted as part of the Bipartisan Budget Act of 2015 (such provisions, the “Partnership Tax Audit Rules”), partnerships (and not the partners of the partnerships) can be subject to U.S. federal income taxes (and any related interest and penalties) resulting from adjustments made pursuant to an IRS audit or judicial proceedings to the items of income, gain, loss, deduction, or credit shown on the partnership’s tax return (or how such items are allocated among the partners). For example, such an adjustment could include the reduction of a loss allocated in periods prior to the IPO, which in turn increases the taxable income reportable for periods after the IPO. The Partnership Tax Audit Rules apply to Oak Street Health, LLC for each of its taxable years ending after December 31, 2017.

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

Following the IPO and the restructuring, Oak Street Health, Inc. pursued a series of internal reorganizations intended to simplify its entity structure (the “Internal Reorganization”). Following the Internal Reorganization, Oak Street Health, LLC remains in legal existence, but is no longer treated as a partnership for U.S. federal income tax purposes. Whether Oak Street Health, LLC has ceased to exist for purposes of the Partnership Tax Audit Rules, and therefore whether Oak Street Health, LLC has automatically made a “push out” election following these transactions, is unclear.

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

If Oak Street Health, LLC is treated as ceasing to exist for purposes of Partnership Tax Audit Rules and is automatically treated as making a “push out election”, or if a “push out election” is voluntarily made, Oak Street Health, Inc. would still economically incur the portion of the taxes resulting from such audit that relate to certain of the entities that were contributed to Oak Street Health, Inc. as part of the Organizational Transactions. Further, whether or not a “push out” election is made or required, Oak Street Health, Inc. would bear the costs of defending any actions to make adjustments to the income tax returns of Oak Street Health, LLC for periods prior to the IPO (including in respect of tax losses allocated prior to the IPO). Any such liabilities for which Oak Street Health, Inc. is economically responsible could have an adverse effect on our operating results and financial condition.

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

Investment entities affiliated with General Atlantic and Newlight, collectively, beneficially own approximately 42.3% of our issued and outstanding shares of common stock. While we were previously a controlled company and no longer qualify as such, for so long as the Lead Sponsors continue to own a significant percentage of our stock, the Lead Sponsors will still be able to significantly influence the composition of our Board and the approval of actions requiring shareholder approval. Accordingly, for such period of time, the Lead Sponsors will continue to have significant influence with respect to our management, business plans and policies, including the appointment and removal of our officers, decisions on whether to raise future capital and amending our charter and bylaws, which govern the rights attached to our common stock. In particular, for so long as the Lead Sponsors continue to own a significant percentage of our stock, the Lead Sponsors will be able to cause or prevent a change of control of us or a change in the composition of our Board and could preclude any unsolicited acquisition of us. The concentration of ownership could deprive you of an opportunity to receive a premium for your shares of common stock as part of a sale of us and ultimately might affect the market price of our common stock.

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

The requirements of being a public company may strain our resources and distract our management, which could make it difficult to manage our business, particularly now that we are no longer an “emerging growth company.”

As a public company, we incur legal, accounting and other expenses that we did not previously incur. We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Sarbanes-Oxley Act, the listing requirements of the NYSE and other applicable securities rules and regulations. Compliance with these rules and regulations will continue to increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly now that we are no longer an “emerging growth company.” The Exchange Act requires that we file annual, quarterly and current reports with respect to our business, financial condition and results of operations. The Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective internal controls and procedures for financial reporting. Furthermore, the need to establish the corporate infrastructure demanded of a public company may divert our management’s attention from implementing our growth strategy, which could prevent us from improving our business, financial condition and results of operations. We have made, and will continue to make, changes to our internal controls and procedures for financial reporting and accounting systems to meet our reporting obligations as a public company. However, the measures we take may not be sufficient to satisfy our obligations as a public company. In addition, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly. For example, these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantial costs to maintain the same or similar coverage. These additional obligations could have a material adverse effect on our business, financial condition and results of operations.

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

In addition to the Lead Sponsors’ beneficial ownership of a combined 42.3% of our common stock, our certificate of incorporation and bylaws and the Delaware General Corporation Law (the “DGCL”), contain provisions that could make it more difficult for a third party to acquire us, even if doing so might be beneficial to our shareholders. Among other things, these provisions:

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

These and other factors, many of which are beyond our control, may cause our operating results and the market price and demand for our shares to fluctuate substantially. Fluctuations in our quarterly operating results could limit or prevent investors from readily selling their shares and may otherwise negatively affect the market price and liquidity of our shares. In addition, in the past, when the market price of a stock has been volatile, holders of that stock have sometimes instituted securities class action litigation against the company that issued the stock. Such a lawsuit was filed against the Company in January 2022. If any of our shareholders brought a lawsuit against us, we could incur substantial costs defending the lawsuit. Such a lawsuit could also divert the time and attention of our management from our business, which could significantly harm our profitability and reputation.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive offices are located in Chicago, Illinois where we occupy facilities totaling approximately 35,000 square feet under subleases that expire on September 30, 2022 and October 31, 2025. We use this facility for administration, sales and marketing, technology and development and professional services. We also lease offices elsewhere in the United States, including Charlotte, North Carolina, Downers Grove and Oak Brook, Illinois.

We intend to procure additional space as we add team members and expand geographically. We believe that our facilities are adequate to meet our needs for the immediate future, and that, should it be needed, suitable additional space will be available to accommodate any such expansion of our operations.

As of December 31, 2021, we leased approximately 1,650,000  gross square feet relating to 129 centers located in 19 states, including our corporate offices and some centers that are leased from Humana. See “Risk Factors—Risks Related to Our Business—We lease all of our facilities and may experience risks relating to lease termination, lease expense escalators, lease extensions and special charges.” Our leases typically have terms of 2 to 20 years, and generally provide for renewal or extension options. Our lease obligations often include annual fixed rent escalators ranging between 2% and 3% or variable rent escalators based on a consumer price index. Generally, our leases are “net” leases, which require us to pay all of the cost of insurance, taxes, maintenance and utilities. We generally cannot cancel these leases at our option. For more information on leases, see Note 10 to the Consolidated Financial Statements included in Part IV, Item 15, of this Form 10-K.

Item 3. Legal Proceedings

On November 1, 2021, the Company received a civil investigative demand (“CID”) from the United States Department of Justice. According to the CID, the Department of Justice is investigating whether the Company may have violated the False Claims Act, 31 U.S.C. §§ 3729-3722. The CID requests certain documents and information related to the Company’s relationships with third-party marketing agents and related to the Company’s provision of free transportation to federal health care beneficiaries and requests information and documents related to such matters. We are cooperating with the Department of Justice in response to the CID. Although we have begun to provide documentation and information requested in the CID, we are still very early in the process.  As such, we are currently unable to predict the outcome of this investigation or whether litigation is probable. Regardless of the outcome, this inquiry has the potential to have an adverse impact on us due to any related defense and settlement costs, diversion of management resources, and other factors.

On January 10, 2022, Reginald T. Allison, individually and on behalf of all others similarly situated, filed a putative class action lawsuit against the Company and Michael Pykosz, our CEO and Timothy Cook, our CFO in the United States District Court for the Northern District of Illinois (Case No. 1:22-cv-00149). The complaint alleges that the Company and these executive officers made false and/or misleading statements and failed to disclose material adverse facts about its business, operations and prospects in violation of Sections 11 and 15 of the Securities Act of 1933, as amended. The plaintiff seeks damages, interest, costs, attorneys’ fees, and other unspecified equitable relief. The case is in the very early stages, and a lead plaintiff has not yet been appointed. We are not yet required to, and have not, filed an answer in this case. The Company intends to vigorously defend this matter. Given the uncertainty of litigation, the preliminary stage of the case, and the legal standards that must be met for, among other things, class certification and success on the merits, the Company cannot estimate the reasonably possible loss or range of loss that may result from this action.

Further information in response to this item is included in Note 9, Commitments and Contingencies, to the Consolidated Financial Statements included in Part IV, Item 15, of this Form 10-K.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Securities Market Information

Our common stock has been listed on the NYSE under the symbol “OSH” since August 6, 2020.  Prior to that, there was no public trading market for our common stock.

Holders of Record

As of February 23, 2022, there were approximately 23 stockholders of record for our common stock.  The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

The following graph and related information show a comparison of the cumulative total return for our common stock and Standard & Poor’s 500 Index (“S&P 500 Index”) between August 6, 2020 (the date our common stock commenced trading on the NYSE) through December 31, 2021. All values assume an initial investment of $100 and reinvestment of any dividends. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our common stock.

	8/6/2020	8/31/2020	9/30/2020	10/31/2020	11/30/2020	12/31/2020	1/31/2021	2/28/2021	3/31/2021
Oak Street Health, Inc.	$100.00	$111.58	$133.85	$118.98	$117.93	$152.90	$129.68	$132.58	$135.68
S&P 500 Index	$100.00	$104.51	$100.41	$97.64	$108.14	$112.15	$110.90	$113.79	$118.62

	4/30/2021	5/31/2021	6/30/2021	7/31/2021	8/31/2021	9/30/2021	10/31/2021	11/30/2021	12/31/2021
Oak Street Health, Inc.	$154.08	$150.98	$146.43	$159.10	$116.83	$106.33	$118.08	$77.38	$82.85
S&P 500 Index	$124.84	$125.53	$128.32	$131.23	$135.04	$128.62	$137.51	$136.36	$142.31

Securities Authorized for Issuance Under Equity Compensation Plans

The information called for by this item regarding equity compensation plans is incorporated by reference to the information set forth in Part III, Item 12 of this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities during the year ended December 31, 2021, except as previously reported.

Issuer Purchases of Equity Securities

None.

Use of Proceeds from Registered Securities

On August 10, 2020, we completed the IPO of our common stock pursuant to a Registration Statement (File No. 333-239818) which was declared effective on August 5, 2020. As of December 31, 2021, all proceeds from the IPO have been applied as described in the final prospectus filed pursuant to Rule 424(b) under the Securities Act and our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 6. Reserved

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations ($ in millions)

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

Oak Street Health was designed to provide and manage Medicare-eligible patients’ total healthcare through capitated, value-based payments. We created a new care platform because the then existing primary care infrastructure was not built with the capacity to drive significant improvements in cost and quality the current health system needs. We decided to focus on the Medicare market due to its size, growth tailwinds and largely clinically cohesive population. We designed our platform to take risk in managing patients’ health below and agreed-upon baseline cost because we believe there is a meaningful opportunity to produce system-wide cost savings by changing where and how patients’ healthcare is delivered. Our platform’s design has included investments in technology and patient centered, community-based care delivery to create a difference and we believe, better approach to addressing the needs of high-risk Medicare-eligible patients. As of December 31, 2021, the Company operated 129 centers across 19 states, which provided care for approximately 153,500 patients. We, together with our affiliated physician practice organizations, employed approximately 4,800 team members, including approximately 500 primary care providers as of December 31, 2021. Our operations are organized and reported under one segment.

COVID-19 Update on our Business

On March 11, 2020, the World Health Organization designated COVID-19 as a global pandemic. The rapid spread of COVID-19, including its variants, around the world and throughout the United States has altered the behavior of businesses and people, with significant negative effects on federal, state and local economies, the duration of which is unknown at this time. Various policies were implemented by federal, state and local governments in response to the COVID-19 pandemic that caused many people to remain at home and forced the closure of or limitations on certain businesses, as well as suspended elective procedures by health care facilities. While some of these restrictions have been eased across the U.S. since the beginning of the pandemic, some restrictions remain in place, and many state and local governments are re-imposing certain restrictions due to the increasing rates of COVID-19 cases and new variants, such as Delta and Omicron. The virus disproportionately impacts older adults, especially those with chronic illnesses, which describes many of our patients.

In response to the COVID-19 pandemic, we took the following actions to ensure the safety of our employees and their families and to address the physical, mental and social health of our patients:

•	Created a COVID-19 Response Team as of March 2020 that is supported by team members from across our organization to ensure a coordinated response to the pandemic;
•

Re-opened all of our corporate offices as of summer 2021, which were temporarily closed since March 2020, with the expectation that our corporate work force will continue to work remotely at least part-time;

•

Transitioned much of our center-based care to be delivered by our providers virtually through newly developed telehealth capabilities, including video and telephone from March through June 2020 but have transitioned our business back to a more normal operating cadence as of July 2020, including seeing a larger proportion of our patients via in-center visits (with a corresponding reduction in telehealth visits) while maintaining stringent safety protocols to minimize the potential transmission of COVID-19. We continue to leverage our telehealth capabilities as a means of interacting with our patients to the extent an in-person visit is not required or preferred;

•	Made operational changes to the staffing and operations of our centers, which remain open as “essential” businesses, to minimize potential exposure to and transmission of COVID-19;
•

Temporarily delayed planned openings of new centers from March through August 2020 but have restarted our growth efforts through patient outreach and as of August 2020, we resumed opening new centers consistent with our pre-COVID operations;

•

Temporarily halted community outreach and other marketing initiatives which drive new patients to our platform from March through June 2020 but have recommenced marketing initiatives as of the third quarter of 2020 albeit with less frequency compared to periods before March 2020;

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

•	Administered more than 190,000 total COVID-19 vaccine doses as of December 31, 2021.

COVID-19 has impacted both our per-patient capitated revenue due to lower risk scores for new patients as compared to historical risk scores and our medical claims expense for the year ended December 31, 2021. Although our risk scores for existing Oak Street Health patients have been consistent with our historical experience, new patients in 2021 had lower risk scores due to a lack of availability of care in 2020 as the healthcare system was inaccessible to non-Oak Street Health patients for several months in 2020, due to local COVID-19 restrictions. As we were able to more completely and accurately document both current and new patients’ health conditions in 2021, we expect that risk scores will increase to reflect the true severity of these patients’ conditions, which we would further expect to result in increased revenue for our 2022 fiscal year. It is unknown to us at present how significantly, if at all, this new patient risk score dynamic might impact our business in 2022.

We continue to closely monitor the COVID-19 pandemic and its lingering impact on the economy, our patients and prospective patients and our business. Whereas the progress in mass vaccination programs in the U.S. had prompted state and local governments to lift many of the restrictions on commercial activity, certain restrictions have been reimposed in recent months as a result of the recent resurgence in COVID-19 cases due to the Delta and Omicron variants. This resurgence, as well as any future variants of the coronavirus entering the U.S., could prompt a return to tighter restrictions in certain areas of the country. Furthermore, pandemic-related labor shortages remain unresolved and could continue for an extended period of time. Therefore, uncertainty remains regarding the ongoing impact of the COVID-19 pandemic upon our financial condition and future results of operations.

As we are financially responsible for essentially all of the healthcare costs associated with our at-risk patients whether we provide that care or a third party provides that care, we suspect that the healthcare costs of patients infected with COVID-19 will be greater than had COVID-19 not occurred. It is impossible, however, to know what other healthcare issues these patients may have encountered in their pre-COVID-19 lives and whether the COVID-19 costs are or will be greater or lesser than the costs these patients would otherwise incur. Additionally, because of the extraordinary measures taken by local governments in our markets particularly in the second quarter of 2020, all of our patients had more limited access to healthcare services, including healthcare specialists such as cardiologists or orthopedists, to schedule both inpatient and outpatient surgeries, and to some extent hospital care. Beginning in late March 2020 and extending through most of the second quarter of 2020, our patients who were not infected with COVID-19 incurred lower healthcare costs than we would have otherwise expected, which will result in lower medical claims expense that we incur. From the second half of 2020 through 2021, we did experience an increase in medical costs to levels above historical norms. We believe that a portion of the increase in medical costs was related to care delayed from 2020 and delivered in 2021. In November 2021, the Omicron variant of COVID-19 began to spread quickly throughout the United States, including markets in which we operate.  As we have the least amount of medical claims data for the last month of the reporting period, which was the period in which the Omicron variant had the greatest impact, we have relied on our COVID experience to-date to estimate the potential costs of the Omicron variant. We also expect to incur incremental costs in 2022 related to the Omicron variant, although it is too early for us to estimate the magnitude of these costs and offsets to those costs, if any, related to deferred or avoided care.

Because of the COVID-19 related volatility in medical cost data in 2020 and 2021 and the surge in COVID-19 cases at the end of 2021, we do not believe that these periods can serve as a reliable basis for estimating our 2022 performance and do not know what the impact from COVID-19 will be on medical costs.  Given these factors, per-patient medical costs may be greater in 2022 than the levels we experienced in our recent historical results. Furthermore, given the time it takes for medical claims to be submitted to Medicare Advantage (“MA”) plans, adjudicated, and sent to us, we believe it will be several quarters before we will be able to accurately calculate the impact on medical claims expense from the COVID-19 pandemic. We do believe, however, that the impact of on per-patient revenue and medical claims related to COVID-19 that we expect to experience will not have a materially detrimental effect on our long-term financial performance.

The COVID-19 pandemic had a material impact on our results from operations, cash flows and financial position for the year ended December 31, 2021. Based upon claims paid to date, our direct costs related to COVID-19 claims were approximately $54.3 million for the period from March 1, 2020 through December 31, 2021. We expect to incur additional COVID-19 related costs given the volume of positive cases in our markets. Due to the uncertainty of COVID-19 infection and hospitalization rates, we cannot estimate any incremental COVID-19 related costs we may incur.

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

Key Factors Affecting Our Performance

•

Adding New Patients in Existing Centers: Our ability to add new patients is a key indicator of the market’s recognition of the attractiveness of the Oak Street Platform, both to our patients and MA plan partners, and a key growth driver for the business. As we add patients to our existing centers, we expect these patients to contribute significant incremental economics to Oak Street Health as we leverage our fixed cost base at each center. We grow our patient base through our own internal sales and marketing efforts, which drive most of our new patient growth, as well as assignments from our MA plan partners. We grew our patient base from approximately 97,000 patients as of December 31, 2020 to approximately 153,500 patients as of December 31, 2021.

•

Expand our Center Base within Existing and New Markets: We believe that we currently serve less than 2% of the total patients in the markets where we currently have centers. As a result, there is significant opportunity to expand in our existing markets through the acquisition of new patients to existing centers and addition of new centers. For the long term, these strategically developed new sites allow us to access additional neighborhoods while leveraging our established brand and infrastructure in a market. Our existing markets today represent a small fraction of the overall market opportunity. Based upon our experience to date, we believe our care model can scale nationally, and we therefore expect to selectively and strategically expand into new geographies. Additionally, we began participating in the Global and Direct Contracting Model as of April 1, 2021, which we are hopeful will allow us to manage existing fee-for-service (“FFS”) patients on an at-risk basis. The Direct Contracting Model and the ACO REACH Model, as its successor create new opportunities for CMS to test an array of financial risk-sharing arrangements in the traditional Medicare fee-for-service population, and it will enable us to assume financial risk for the cost of care for patients covered by traditional

Medicare. Through this model, CMS aims to transform risk-sharing arrangements in Medicare FFS, empower and engage beneficiaries (or patients or members) in their own care delivery, broaden participation in CMS Innovation Center models, reduce provider burden and shift providers from FFS to value-based payments in primary care. There can be no assurances, however, that these or any other payment models that align with our strategy and investments will be continued or not changed in ways that could be disadvantageous to our business.

•

Contract with Payors: Our economic model relies on our capitated partnerships with payors and CMS which manage and market MA plans across the United States. In our short history, we have been able to establish strategic value-based relationships with 32 different payors as of December 31, 2021, including each of the top 5 national payors by number of MA patients. These existing contracts and relationships and our partners’ understanding of the value of our model reduces the risk of entering into new markets as we typically have payor contracts before entering a new market. Maintaining, supporting, and growing these relationships, particularly as we enter new geographies, is critical to our long-term success.

•

Effectively Manage the Cost of Care for Our Patients: The capitated nature of our contracting with payors requires us to prudently manage the medical expense of our patients. Our care model focuses on leveraging the primary care setting as a means of avoiding costly downstream healthcare costs, such as acute hospital admissions. Our patients, however, retain the freedom to seek care at emergency rooms or hospitals; we do not restrict their access to care beyond the limits of their MA plan. Therefore, we are liable for potentially large medical claims should we not effectively manage our patients’ health. As of October 20, 2021, we acquired RubiconMD Holdings, Inc., a leading technology platform in New York providing access to specialist expertise. The acquisition enables Oak Street Health to integrate virtual specialty care into its existing care model, which is expected to significantly streamline the referral process and better manage costs, enhance patient experience and provide comprehensive care far beyond traditional primary care.

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

•

Seasonality to our Business: Our operational and financial results, including at-risk patient growth, per-patient revenue and medical costs, will experience some variability depending upon the time of year in which they are measured. We typically experience the largest portion of our at-risk patient growth during the first quarter, when plan enrollment selections made during the prior Annual Enrollment Period (“AEP”) from October 15th through December 7th of the prior year take effect. Our per-patient revenue will generally decline over the course of the year. As the year progresses, our per-patient revenue declines as new patients join us typically with less complete or accurate documentation (and therefore lower risk-adjustment scores) and our attrition skews towards our higher-risk (and therefore greater revenue) patients. Finally, medical costs will vary seasonally depending on a number of factors, including the weather which can be a driver of certain illnesses, such as the influenza virus. We would therefore expect to see higher levels of per-patient medical costs in the first and fourth quarters. Medical costs also depend upon the number of business days in a period as periods with fewer business days will have lower medical costs all else equal.

•

Investments in Growth: We expect to continue to focus on long-term growth through investments in our centers, care model and sales and marketing. In addition, we expect our corporate, general and administrative expenses to increase in absolute dollars for the foreseeable future to support our growth and because of additional costs of being a public company.

Executive Summary

The following table presents key financial statistics for the Company for the years ended December 31, 2021, 2020 and 2019:

	For the twelve-months ended
(dollars in millions)	December 31, 2021	December 31, 2020	December 31, 2019
Centers	129	79	51
Total patients	153,500	97,000	79,000
At-risk	114,500	64,500	48,000
Fee-for-service	39,000	32,500	31,000
Total revenues	$1,432.6	$882.8	$556.6
Loss from operations[1]	$(414.0)	$(183.5)	$(103.9)
Net loss[1]	$(414.6)	$(192.1)	$(109.5)
Platform contribution (Non-GAAP)[2]	$31.5	$77.5	$29.7
Patient contribution (Non-GAAP)[2]	$288.0	$233.5	$153.9
Adjusted EBITDA (Non-GAAP)[2]	$(228.9)	$(92.6)	$(88.3)
1	Includes stock and unit-based compensation as shown in the table in the Results of Operations section below
2	See “—Non-GAAP Reconciliations” below for reconciliations to the most directly comparable financial measures calculated in accordance with GAAP and related disclosures

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

Total Patients

Total patients includes both at-risk Medicare Advantage and Direct Contracting Model patients (those patients for whom we are financially responsible for their total healthcare costs) as well as fee-for-service Medicare patients (those patients for whom our affiliated medical groups submit claims to the federal government for direct reimbursement under the Medicare program or to MA plans which we do not have value-based arrangements). We define our total at-risk patients as at-risk patients who have selected one of our affiliated medical groups as their provider of primary care medical services or have been aligned under the Direct Contracting Model as of the end of a particular period. We define our total fee-for-service Medicare patients as fee-for-service Medicare patients who come to one of our centers for medical care at least once per year. A fee-for-service patient continues to be included in our patient count until the earlier to occur of (a) more than one year since the patient’s last visit, (b) the patient communicates a desire to stop receiving care from us or (c) the patient passes away.

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

To supplement our consolidated financial statements presented on a GAAP basis, we disclose the following Non-GAAP measures: platform contribution, patient contribution and Adjusted EBITDA as these are performance measures that our management uses to assess our operating performance. Because platform contribution, patient contribution and Adjusted EBITDA facilitate internal comparisons of our historical operating performance on a more consistent basis, we use these measures for business planning purposes and in evaluating acquisition opportunities.

Platform and patient contributions are reconciled to loss from operations as the most directly comparable GAAP measure as set forth in the below tables under “Non-GAAP Reconciliations.” Adjusted EBITDA is reconciled to net loss as the most directly comparable GAAP measure as set forth in the below table under “Non-GAAP Reconciliations.”

Our definitions of platform contribution, patient contribution and Adjusted EBITDA may differ from the definition used by other companies and therefore comparability may be limited. In addition, other companies may not publish this or similar metrics. Thus, our Non-GAAP Financial Measures should be considered in addition to, not as a substitute for, or in isolation from, measures prepared in accordance with GAAP, such as net loss and loss from operations.

We provide investors and other users of our financial information with reconciliations of platform contribution, patient contribution and Adjusted EBITDA to loss from operations and net loss, respectively. We encourage investors and others to review our financial information in its entirety, not to rely on any single financial measure and to view platform contribution, patient contribution and Adjusted EBITDA in conjunction with loss from operations and net loss, respectively.

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

Adjusted EBITDA

We define adjusted EBITDA as net loss excluding interest expense and other income/ expense, income taxes, depreciation and amortization, transaction/ offering related costs and stock and unit-based compensation. We include adjusted EBITDA in this Annual Report because it is an important measure upon which our management assesses and believes investors should assess our operating performance. We also consider adjusted EBITDA to be an important measure because it helps illustrate underlying trends in our business and our historical operating performance on a more consistent basis.

Results of Operations

The following table sets forth our consolidated statements of operations data for the periods indicated:

	For the twelve-months ended
(dollars in millions)	December 31, 2021	December 31, 2020	December 31, 2019
Revenues:
Capitated revenue	$1,397.0	$851.3	$539.9
Other revenue	35.6	31.5	16.7
Total revenues	1,432.6	882.8	556.6
Operating expenses:
Medical claims expense	1,109.0	617.8	386.0
Cost of care, excluding depreciation and amortization (1)	293.7	187.5	140.9
Sales and marketing (2)	119.4	64.2	46.2
Corporate, general and administrative (3)	306.7	185.6	79.6
Depreciation and amortization	17.8	11.2	7.8
Total operating expenses	1,846.6	1,066.3	660.5
Loss from operations	$(414.0)	$(183.5)	$(103.9)
Other income/(expense):
Interest expense, net	(2.5)	(8.7)	(5.7)
Other	-	0.1	0.1
Total other expense	(2.5)	(8.6)	(5.6)
Income before income taxes and non-controlling interests	$(416.5)	$(192.1)	$(109.5)
Provision for income taxes	(1.9)	-	-

Net loss	$(414.6)	$(192.1)	$(109.5)
Net loss attributable to noncontrolling interests	5.2	4.1	1.6
Net loss attributable to the Company	$(409.4)	$(188.0)	$(107.9)

(1) Includes stock-based compensation, as follows:	$1.6	$-	$-
(2) Includes stock-based compensation, as follows:	3.4	1.3	-
(3) Includes stock-based compensation, as follows:	$156.4	$77.3	$4.1

The following table sets forth our results of operations for the periods presented as a percentage of our total revenues for those periods. Percentages presented in the following tables may not sum due to rounding.

	For the twelve-months ended
	December 31, 2021	December 31, 2020	December 31, 2019
Revenues:
Capitated revenue	98%	96%	97%
Other revenue	2%	4%	3%
Total revenues	100%	100%	100%
Operating expenses:
Medical claims expense	77%	70%	69%
Cost of care, excluding depreciation and amortization	21%	21%	25%
Sales and marketing	8%	7%	8%
Corporate, general and administrative	21%	21%	14%
Depreciation and amortization	1%	1%	1%
Total operating expenses	129%	121%	119%
Loss from operations	(29)%	(21)%	(19)%
Other income/(expense):
Interest expense, net	(0)%	(1)%	(1)%
Other	0%	0%	0%
Total other expense	(0)%	(1)%	(1)%
Income before income taxes and non-controlling interests	(29)%	(22)%	(20)%
Provision for income taxes	(0)%	0%	0%

Net loss	(29)%	(22)%	(20)%
Net loss attributable to noncontrolling interests	0%	0%	0%
Net loss attributable to the Company	(29)%	(21)%	(20)%

Comparison of the Year Ended December 31, 2021 and 2020

Total revenues

	For the twelve-months ended		Change
(dollars in millions)	December 31, 2021	December 31, 2020	$	%
Revenues:
Capitated revenue	$1,397.0	$851.3	$545.7	64%
Other revenue	35.6	31.5	4.1	13%
Total revenues	$1,432.6	$882.8	$549.8	62%
Capitated revenue was $1,397.0 million for the year ended December 31, 2021, an increase of $545.7 million, or 64%, compared to $851.3 million for the year ended December 31, 2020. This increase was driven primarily by increases in our at-risk patient base and our capitated rates. For the year ended December 31, 2021, we recognized approximately $20.8 million of capitated revenue that was primarily earned in 2020 but was recorded in the year-ended December 31, 2021. For the year ended December 31, 2020, we recognized approximately $10.0 million of capitated revenue that was earned in 2019 but was recorded in the year-ended December 31, 2020. This increase was primarily due to patient retroactivity and rate increases due to final risk score adjustments.

Other revenue was $35.6 million for the year ended December 31, 2021, an increase of $4.1 million, or 13%, compared to $31.5 million for the year ended December 31, 2020. The increase was driven primarily by higher fee-for-service revenue resulting from an increase in our patient base of approximately 20% and an increase in the number of centers that we operate.

Operating Expenses

	For the twelve-months ended		Change
(dollars in millions)	December 31, 2021	December 31, 2020	$	%
Medical claims expense	$1,109.0	$617.8	$491.2	80%
Cost of care, excluding depreciation and amortization	293.7	187.5	106.2	57%
Sales and marketing	119.4	64.2	55.2	86%
Corporate, general and administrative	306.7	185.6	121.1	65%
Depreciation and amortization	17.8	11.2	6.6	59%
Total operating expenses	$1,846.6	$1,066.3	$780.3	73%

Medical claims expense was $1,109.0 million or 77% of total revenues for the year ended December 31, 2021, an increase of $491.2 million, or 80%, compared to $617.8 million or 70% of total revenues for the year ended December 31, 2020. The increase was primarily due to an increased number of total patients under capitated arrangements as well as increases in medical costs per patient. The increase in cost per patient year over year is as a result of increased COVID-19 admissions, non-COVID-19 admissions and new patients. Additionally, medical claims expense of $6.7 million for the year ended December 31, 2021 was the result of an increase in prior period incurred claims related to fiscal year 2020. This is compared to medical claims expense of $11.0 million for the year ended December 31, 2020 that were related to incurred claims from fiscal year 2019. The decrease in the prior period adjustments was driven by favorable change in prior period development.

Cost of care, excluding depreciation and amortization was $293.7 million or 21% of total revenues for the year ended December 31, 2021, an increase of $106.2 million, or 57%, compared to $187.5 million or 21% of total revenues for the year ended December 31, 2020. The increase was primarily driven by increases in salaries and benefits of $59.9 million, medical equipment of $12.4 million, and occupancy costs of $28.0 million, due to the growth in both the number of centers we operate and our patient base. Additionally, during the year ended December 31, 2020, we recorded $5.4 million from CARES Act Provider Relief Funds to offset certain COVID-19 related expenses, in cost of care, excluding depreciation and amortization. For the year ended December 31, 2021, $3.6 million of such funds were recorded against cost of care, excluding depreciation and amortization.

Sales and marketing expense was $119.4 million or 8% of total revenues for the year ended December 31, 2021, an increase of $55.2 million, or 86%, compared to $64.2 million or 7% of total revenues for the year ended December 31, 2020. The increase was driven by greater advertising spend of $35.7 million to drive new patients to our clinics and net headcount growth of $17.1 million. Sales and marketing expenses for the year ended December 31, 2020 were partially depressed during the COVID-19 pandemic due to temporary suspension of community outreach roles and other marketing initiatives from March through September 2020, which drive new patients to our platform.

Corporate, general and administrative expense was $306.7 million or 21% of total revenues for the year ended December 31, 2021, an increase of $121.1 million, or 65%, compared to $185.6 million or 21% of total revenues for the year ended December 31, 2020. The increase was primarily driven by greater salaries and benefits of $99.0 million, which includes an increase in stock and unit-based compensation expense of $79.1 million primarily due pre-IPO equity issuances and the modification of vesting terms for pre-IPO awards that occurred post IPO (2020 included approximately four and a half months of expense due to timing of our IPO), to support the growth of our business. As a result of being a public company, insurance and legal expenses increased $13.6 million.

Depreciation and amortization expense was $17.8 million or 1% of total revenues for the year ended December 31, 2021, an increase of $6.6 million, or 59%, compared to $11.2 million or 1% of total revenues for the year ended December 31, 2020. The increase was primarily due to capital expenditures purchased to support the continued growth of our business.

Other Income (Expense)

Interest expense was $(2.5) million for the year ended December 31, 2021, a decrease of $6.2 million compared to $(8.7) million for the year ended December 31, 2020. The decrease was primarily due to the payoff of outstanding debt and related interest from the Hercules Loan Agreement on August 11, 2020 and limited interest activity in 2021.

Comparison of the Year Ended December 31, 2020 and 2019

For discussion related to changes in financial condition and the results of operations for fiscal year 2020 compared to fiscal year 2019, refer to Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, which was filed with the SEC on March 10, 2021.

Non-GAAP Reconciliations

The following table provides a reconciliation of loss from operations, the most closely comparable GAAP financial measure, to platform contribution:

	For the twelve-months ended
(dollars in millions)	December 31, 2021	December 31, 2020	December 31, 2019
Loss from operations	$(414.0)	$(183.5)	$(103.9)
Depreciation and amortization	17.8	11.2	7.8
Corporate, general and administrative	306.7	185.6	79.6
Sales and marketing	119.4	64.2	46.2
Stock and unit-based compensation	1.6	-	-
Platform contribution	$31.5	$77.5	$29.7

The following table provides a reconciliation of loss from operations, the most closely comparable GAAP financial measure, to patient contribution.

	For the twelve-months ended
(dollars in millions)	December 31, 2021	December 31, 2020	December 31, 2019
Loss from operations	$(414.0)	$(183.5)	$(103.9)
Other revenue	(35.6)	(31.5)	(16.7)
Cost of care, excluding depreciation and amortization	293.7	187.5	140.9
Sales and marketing	119.4	64.2	46.2
Corporate, general and administrative expenses	306.7	185.6	79.6
Depreciation and amortization	17.8	11.2	7.8
Patient contribution	$288.0	$233.5	$153.9

The following table provides a reconciliation of net loss, the most closely comparable GAAP financial measure, to Adjusted EBITDA:

	For the twelve-months ended
(dollars in millions)	December 31, 2021	December 31, 2020	December 31, 2019
Net loss	$(414.6)	$(192.1)	$(109.5)
Interest expense and other income	2.5	8.6	5.6
Depreciation and amortization	17.8	11.2	7.8
Stock and unit-based compensation	161.4	78.6	4.1
Transaction/offering related costs	5.9	1.1	3.7
Provision for income taxes	(1.9)	-	-
Adjusted EBITDA	$(228.9)	$(92.6)	$(88.3)

Transaction/ offering related costs deducted in our Adjusted EBITDA calculation include one-time costs incurred related to private, public offerings and due diligence costs associated with our acquisitions. These expenses are included within corporate, general and administrative expenses in the consolidated statement of operations.

Liquidity and Capital Resources

Overview

The Company’s long-term capital policy is to: maintain a strong balance sheet and financial flexibility; reinvest in its care model; and invest in strategic opportunities that reinforce its care model and meet return requirements. To date, we have financed our operations through private placements of our equity securities, payments received from various payors, through the issuance of convertible notes and our IPO. We believe that our access to capital markets will provide adequate resources to fund our short-term and long-term operating and financing needs. As of December 31, 2021, we had cash, restricted cash and cash equivalents of $120.4 million. Our cash and cash equivalents primarily consist of highly liquid investments in money market funds and cash. Since our inception and through December 31, 2021, we have generated significant operating losses from our operations as reflected in our accumulated deficit and negative cash flows from operations.

We expect to continue to incur operating losses and generate negative cash flows from operations for the foreseeable future due to the investments we intend to continue to make in expanding our operations and sales and marketing and due to additional general and administrative costs we expect to incur in connection with supporting our growth and operating as a public company. As a result, we may require additional capital resources to execute strategic initiatives to grow our business.

We believe that the proceeds from the convertible debt offering described below are sufficient to satisfy our anticipated cash requirements, which consist of capital expenditures, working capital, and potential acquisition and strategic transactions, for the next twelve months, even with the uncertainty arising from the COVID-19 pandemic, and for the foreseeable future. Our assessment of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties. Our actual results and our future capital requirements could vary because of, many factors, including our growth rate, the timing and extent of spending to open new centers and expand into new markets and the expansion of sales and marketing activities.

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

Convertible Senior Notes, Capped Call Transactions and Marketable Debt Securities

In March 2021, we issued $920.0 million aggregate principal amount of 0% Convertible Senior Notes (the “Convertible Senior Notes”), including the exercise in full of the initial purchasers’ option to purchase up to an additional $120.0 million, in a private offering exempt from registration under the Securities Act of 1933. The Convertible Senior Notes are governed by an indenture (“Indenture”), dated as of March 16, 2021, between the Company and U.S. Bank National Association, as trustee. Total proceeds realized from the sale of the Convertible Senior Notes, net of debt issuance and offering costs of $22.1 million, were $897.9 million. The Convertible Senior Notes will not bear regular interest and the principal amount of the Convertible Senior Notes will not accrete. We will pay special interest, if any, as the sole remedy, at our election, relating to the failure to comply with our reporting and certain other obligations under the Indenture for the first 365 days after the occurrence of such an event. The Convertible Senior Notes are general senior, unsecured obligations of the Company and will mature on March 15, 2026, unless earlier redeemed, repurchased or converted. Refer to Note 8, Convertible Senior Notes, of the Notes to Consolidated Financial Statements included in this annual report.

We used approximately $123.6 million of the net proceeds to pay the cost of the capped call transactions. Through December 31, 2021, the Company invested $677.1 million of the proceeds from the Convertible Senior Notes in marketable debt securities. We also used approximately $134.9 million to acquire RubiconMD on October 20, 2021. We intend to use the remaining proceeds invested in marketable debt securities for general corporate purposes, which may include working capital, capital expenditures, and potential acquisitions and strategic transactions.

The Indenture contains customary covenants related to timely filings and reporting, and customary events of default. As of December 31, 2021, we were in compliance with all covenants under the Indenture.

Cash Flows

The following table presents a summary of our consolidated cash flows from operating, investing and financing activities for the periods indicated.

	For the twelve-months ended
(dollars in millions)	December 31, 2021	December 31, 2020	$ Change	% Change
Net cash used in operating activities	$(197.2)	$(77.2)	$(120.0)	155%
Net cash used in investing activities	(887.4)	(21.7)	(865.7)	3989%
Net cash provided by financing activities	785.3	476.3	309.0	65%
Net change in cash	$(299.3)	$377.4	$(676.7)	(179)%

Operating Activities

For the year ended December 31, 2021, net cash used in operating activities was $(197.2) million, an increase of $(120.0) million compared to net cash used in operating activities of $(77.2) million for the year ended December 31, 2020. The principal contributors to the year-over-year change in the operating cash flows were as follows:

•

A net change of $114.8 million in net loss and non-cash charges and credits, primarily due to an increase in net loss for the business, as noted above under “Results of Operations” offset by increased stock and unit-based compensation and non-cash operating lease charges; and

•	A net decrease of $5.2 million in cash inflows related to operating assets and liabilities resulting from
o	Changes in accounts receivable due to the timing of collections and the growth in the number of at-risk patients;
o	Changes in liability for unpaid claims due to the timing of payments and growth in the number of at-risk patients; and
o	Changes in other current and long-term liabilities primarily due to new center openings.

Investing Activities

For the year ended December 31, 2021, net cash used in investing activities was $(887.4) million, an increase of $(865.7) million compared to net cash used in investing activities of $(21.7) million for the year ended December 31, 2020. The increase was primarily due to business combinations, including the acquisition of Rubicon as of October 2021, resulting in an outflow of $124.0 million and increased capital expenditures for the continued growth in new centers. Additionally, we had an outflow of $870.7 million related to the purchase of marketable debt securities, partially offset by $193.6 million of proceeds from the sales and maturities of marketable debt securities.

Financing Activities

Cash provided by financing activities for the year ended December 31, 2021 was $785.3 million primarily due $897.9 million in proceeds from the issuance of the Convertible Senior Notes, partially offset by cash outflows of $123.6 million related to the capped call transactions completed in March 2021.  Cash provided by financing activities for the year ended December 31, 2020 was $476.3 million, which was primarily due to net IPO proceeds of $351.2 million, proceeds of $224.4 million from the issuance of redeemable investor units, partially offset by $85.8 million in debt payments and the payment for repurchases of units of $19.4 million as a result of the completed tender offer in 2020.

Contractual Obligations and Commitments

The Company’s contractual obligations as of December 31, 2021 were as follows:

(dollars in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Convertible Senior Notes	$920.0	$-	$-	$920.0	$-
Operating Lease Obligations	226.4	25.3	46.8	41.9	112.4
Contingent Consideration	21.8	9.4	12.4	-	-
Other Obligations	134.6	6.3	30.8	32.1	65.4
Total	$1,302.8	$41.0	$90.0	$994.0	$177.8

Convertible Senior Notes- We hold borrowings under our Convertible Senior Notes, which have a 0% interest rate. The Convertible Senior Notes are governed by an indenture (“Indenture”), dated as of March 16, 2021, between the Company and U.S. Bank National Association, as trustee. Under the Indenture, the Convertible Senior Notes are general senior, unsecured obligations of the Company and will mature on March 15, 2026, unless earlier redeemed, repurchased or converted.

Operating Lease Obligations- The Company leases offices, operating facilities, vehicles and IT equipment, which are accounted for as operating leases. These leases have remaining lease terms of up to 30 years, inclusive of renewal or termination options that the Company is reasonably certain to exercise.

Contingent Consideration- As part of the acquisition of RMD, the Company may be obligated to pay contingent consideration of up to a maximum earn-out of $60 million during the fiscal year 2022 or 2023 should the acquired company achieve certain internal usage volumes in the year following the acquisition. We recorded the contingent consideration at fair value by calculating the present value of the probability weighted consideration expected to be transferred. We also recorded $0.1 million of contingent consideration related to immaterial acquisitions of medical practices. The key unobservable inputs used to determine the fair value are the probabilities of achieving the stated objectives.

Other Obligations- The Humana Alliance Provision contains an arrangement for a license fee that is payable by the Company to Humana for the Company’s provision of health care services in certain centers owned or leased by Humana. The license fee is a reimbursement to Humana for its costs of owning or leasing and maintaining the centers, including rental payments, center maintenance or repair expenses, equipment expenses, special assessments, cost of upgrades, taxes, leasehold improvements, and other expenses identified by Humana and is included in cost of care expenses in the consolidated statement of operations.

Emerging Growth Company Status

Based on the aggregate worldwide market value of our shares of common stock held by our non-affiliate stockholders as of December 31, 2021, we have become a “large-accelerated filer” and have lost emerging growth status for the year ended December 31, 2021. We are no longer exempt from the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002, as amended, and our independent registered public accounting firm will evaluate and report on the effectiveness of internal control over financial reporting.

JOBS Act Accounting Election

The JOBS Act permits an emerging growth company to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. On June 30, 2021, the last business day of the Company’s second fiscal quarter in 2021, the market value of the Company’s common stock held by non-affiliates exceeded $700 million. Accordingly, the Company was deemed a large-accelerated filer as of December 31, 2021, and can no longer take advantage of the extended timeline to comply with new or revised accounting standards applicable to public companies beginning with this Annual Report on Form 10-K.

Critical Accounting Policies and Estimates

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

Please see Note 2, “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements (Part IV, Item 15) for a summary of our significant accounting policies. Some of the more critical policies and estimates include capitated revenue, medical claims expense, business combinations, goodwill and intangible assets and impairment of long-lived assets.

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

We review our assumptions and adjust these estimates accordingly on a quarterly basis. Our consolidated financial statements could be materially impacted if actual risk scores are different from the estimated risk scores. If our accrual estimates for risk scores at December 31, 2021 were to differ by +/- 5%, the impact on revenues would be approximately $2.7 million.

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

We review our assumptions and adjust these estimates accordingly on a quarterly basis. Our consolidated financial statements could be materially impacted if actual claims expense is different from our estimates. If our liability for incurred and not reported claims at December 31, 2021 were to differ by +/- 5%, the impact on medical claims expense would be approximately $13.3 million.

Business Combinations, Goodwill and Intangible Assets

The Company accounts for business combinations using the acquisition method of accounting, which requires that once control is obtained, all the assets acquired and liabilities assumed be recorded at their respective fair values at the date of acquisition. The determination of fair values of assets and liabilities acquired requires estimates. The determination of fair values of assets and liabilities acquired requires estimates and the use of valuation techniques when market value is not readily available.

For intangible assets, the Company generally uses the income approach to determine fair value. The income approach requires management to make significant estimates and assumptions. These estimates and assumptions primarily include, but are not limited to: discount rates, terminal growth rates, royalty rates, forecasts of revenue, operating income, depreciation, amortization and capital expenditures. The discount rates applied to the projections reflect the risk factors associated with those projections.

Our acquisitions may also include contingent consideration, or earn-out provisions, which provide for additional consideration to be paid to the seller if certain future conditions are met. These earn-out provisions are estimated and at fair value at the acquisition date based on certain internal volumes in the year following the acquisition.

Although the Company believes its estimates of fair value are reasonable, actual financial results could differ from those estimates due to the inherent uncertainty involved in making such estimates. Changes in assumptions concerning future financial results or other underlying assumptions could have a significant impact on the determination of the fair value of the intangible assets acquired.

Judgment is also required in determining the intangible asset’s useful life.

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

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets whenever events or changes in circumstances indicate that the carrying value of such an asset may not be recoverable. The evaluation of long-lived assets is performed at the lowest level of identifiable cash flows. Long-lived assets related to the Company’s centers include property, plant and equipment, definite-lived intangibles, right of use assets as well as operating lease liabilities. If the asset group fails the recoverability test, then an impairment charge is determined based on the difference between the fair value of the asset group compared to its carrying value. Fair value of the asset group is generally determined using an income approach based on cash flows expected from the use and eventual disposal of the asset group.

The determination of the fair value of the asset group requires management to estimate a number of factors including anticipated future cash flows and discount rates. Although we believe these estimates are reasonable, actual results could differ from those estimates due to the inherent uncertainty involved in making such estimates.

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

Interest Rate Risk

As of December 31, 2021, we had cash, cash equivalents and restricted cash of $120.4 million, held primarily in cash deposits for working capital purposes. We had marketable debt securities of $671.1 million as of December 31, 2021, compared to $0.0 million as of December 31, 2020, consisting of U.S. Treasury obligations, corporate bonds, available-for-sale securities and others. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes. All our investments are denominated in U.S. dollars. As of December 31, 2021, we had total outstanding debt of $920.0 million which has a 0% interest rate.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of December 31, 2021.

Under guidelines established by the SEC, companies are allowed to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company. Accordingly, our assessment of internal controls excluded our acquisition of Rubicon that was completed on October 20, 2021. Operations from this acquisition represented approximately 8.8% of total assets and 0.1% of total revenue as of and for the year ended December 31, 2021.

Report on Internal Control over Financial Reporting

Management’s report on internal reporting over financial reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on the results of this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2021. The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by our independent registered public accounting firm, as stated in their attestation report, which is below.

Attestation Report of the Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Oak Street Health, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Oak Street Health, Inc’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Oak Street Health, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Oak Street Health, Inc. as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, changes in redeemable investor units and stockholders’ equity/members’ deficit, and cash flows for each of the three years in the period ended December 31, 2021 and the related notes and our report dated February 28, 2022 and expressed an unqualified opinion thereon.

As indicated in the accompanying Evaluation of Disclosure Controls and Procedures, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of RubiconMD Holdings, Inc. which is included in the 2021 consolidated financial statements of the Company and constituted approximately 8.8% and 288.7% of total and net assets, respectively, as of December 31, 2021 and 0.1% and 0.5% of revenues and net loss, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of RubiconMD Holdings, Inc.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Chicago, IL

February 28, 2022

Changes to our Internal Controls over Financial Reporting

There were no material changes in our internal control over financial reporting during the year ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

The Company intends to file with the SEC a definitive proxy statement for its next Annual Meeting of Stockholders (the “Proxy Statement”) pursuant to SEC Regulation 14A no later than 120 days after December 31, 2021. The information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference to the disclosure in that Proxy Statement. The Company’s next Annual Meeting of Stockholders is scheduled to be held on April 27, 2022 and involves the election of directors.

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

4.2	Description of capital stock (incorporated by reference to Exhibit 4.2 to the Company’s Form 10-K filed on March 10, 2021).
4.3

Indenture, dated March 16, 2021, between Oak Street Health, Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the Current Report filed with the SEC on March 16, 2021).

4.4	Form 0% Convertible Senior Notes due 2026 (incorporated by reference to Exhibit 4.2 to the Current Report filed with the SEC on March 16, 2021).

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

10.8	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Form S-1 filed on July 10, 2020).

10.9+	Oak Street Health, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form S-8 filed on August 10, 2020).

10.10+	Oak Street Health, Inc. 2020 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.6 to the Company’s Form S-8 filed on August 10, 2020).

10.11+	Restricted Stock Unit Award Agreement with Kim Keck dated October 1, 2020 (incorporated by reference to Exhibit 10.1 on the Company’s Form 8-K filed on October 2, 2020).

21.1	List of subsidiaries of Oak Street Health, Inc.

23.1	Consent of Ernst & Young LLP.

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2020, filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2020, filed herewith.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, filed herewith.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, filed herewith.

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+	Indicates a management contract or compensatory plan or agreement.
§	Exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K and will be provided on a supplemental basis to the Securities and Exchange Commission upon request.
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

Oak Street Health, Inc.

Date: February 28, 2022	By:	/s/ Michael Pykosz
Michael Pykosz
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Mike Pykosz	Chief Executive Officer and Director	February 28, 2022
Mike Pykosz	(Principal Executive Officer)

/s/ Tim Cook	Chief Financial Officer	February 28, 2022
Tim Cook	(Principal Financial and Accounting Officer)

/s/ Geoff Price	Chief Operating Officer and Director	February 28, 2022
Geoff Price

/s/ Griffin Myers	Chief Medical Officer and Director	February 28, 2022
Griffin Myers

/s/ Regina Benjamin	Director	February 28, 2022
Regina Benjamin

/s/ Cheryl Dorsey	Director	February 28, 2022
Cheryl Dorsey

/s/ Mohit Kaushal	Director	February 28, 2022
Mohit Kaushal

/s/ Kim Keck	Director	February 28, 2022
Kim Keck

/s/ Julie Klapstein	Director	February 28, 2022
Julie Klapstein

/s/ Paul Kusserow	Director	February 28, 2022
Paul Kusserow

/s/ Robert Vorhoff	Director	February 28, 2022
Robert Vorhoff

/s/ Srdjan Vukovic	Director	February 28, 2022
Srdjan Vukovic

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm (PCAOB ID: 42)	F-2

Consolidated Balance Sheets as of December 31, 2021 and 2020	F-5

Consolidated Statements of Operations for the Years ended December 31, 2021, 2020 and 2019	F-7

Consolidated Statements of Comprehensive Loss for the Years ended December 31, 2021, 2020 and 2019	F-8

Consolidated Statements of Changes in Redeemable Investor Units and Stockholders’ Equity/ Members’ (Deficit) for the Years ended December 31, 2021, 2020 and 2019	F-9

Consolidated Statements of Cash Flows for the Years ended December 31, 2021, 2020 and 2019	F-11

Notes to Consolidated Financial Statements	F-13

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Oak Street Health, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Oak Street Health, Inc. as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, changes in redeemable investor units and stockholders’ equity/members’ deficit, and cash flows for each of the three years in the period ended December 31, 2021 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2022 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Accounting for Capitated Revenue and Accounts Receivable

Description of the Matter

As described in Note 3 to the consolidated financial statements, for the year ended and at December 31, 2021, the Company had $1,397.0 million and $559.4 million in capitated revenue and accounts receivable, respectively, which comprises the most significant portion of total revenue for the Company. Capitated revenue and accounts receivable are generated from risk contracting agreements made with various Medicare Advantage managed care payors and the centers for Medicare and Medicaid Services (“CMS”) whereby the Company receives a fixed payment per patient per month (“PPPM”) for a defined patient population. Capitated revenues are recognized based on the estimated PPPM net of projected acuity adjustments and performance incentives/penalties that the Company expects to be entitled to receive from Medicare Advantage managed care payors and CMS.

Auditing the Company’s accounting for capitated revenue and accounts receivable was complex and required significant auditor judgment due to the significant estimation required to determine the revenue and accounts receivable for periods which have not been paid and or settled by the Medicare Advantage managed care payors and CMS, inclusive of projected acuity adjustments and performance incentives/penalties, and is estimated using a combination of either partially received data, most recently available data or assumptions based on similar types of health plans and Company experience.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s capitated revenue and accounts receivable process, including management's assessment of the assumptions and data used in supporting the recognition and measurement of capitated revenue and accounts receivable.

To test the capitation revenue and accounts receivable balance which has not been paid and or settled as of the balance sheet date, our audit procedures included understanding and evaluating the methodology and the assumptions used in management's calculations. We reviewed management’s methodology to ensure that it was reasonably applied to each managed care payor’s estimated capitated revenue and accounts receivable based on the available data for that respective managed care payor. Our testing of assumptions included confirming certain inputs directly with the Medicare Advantage managed care payors, benchmarking to PPPM data available on the CMS website, obtaining subsequent statements of accounts, and performing a retrospective analysis. We also performed various analytical procedures to support the reasonableness of the underlying assumptions used by the Company. Additionally, on a test basis, we agreed the cash received by the Company to the statements of accounts and agreed it to bank statements.

Accounting for Liability for Unpaid Claims

Description of the Matter

As described in Note 6 to the consolidated financial statements, at December 31, 2021, the Company had $556.3 million in liabilities for unpaid claims for medical care services provided to its insured consumers by third parties, but for which claims have either not yet been received, processed or paid. The Company develops its estimate for medical care services incurred but not reported (“IBNR”), which includes estimates for claims that have not been received or fully processed, by utilizing actuarial models that consider factors such as time from date of service to claim processing, seasonal variances in medical care consumption, health care professional contract rate changes, medical care utilization and other medical cost trends, membership volume and demographics, the introduction of new technologies and benefit plan changes.

Auditing management’s estimate of the liability for unpaid claims involved auditor judgment because the liability requires the Company to estimate medical care services incurred but not reported and required the involvement of specialists due to the highly judgmental nature of the assumptions used in the estimation process. These assumptions have a significant effect on the estimate for the liability for unpaid claims.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s review process over liabilities for unpaid claims, including management's assessment of the assumptions and data used in supporting the measurement of liabilities for unpaid claims.

To test the Company’s liability for unpaid claims our audit procedures included, among others, testing on a sample basis the completeness and accuracy of the underlying claims data by confirming the claims paid detail directly with the Medicare Advantage managed care payors and agreed a sample of incurred and paid claims from the confirmed detail to that used by the Company, obtaining subsequent statement of accounts and benchmarking certain inputs used in the calculation to overall Company experience. In addition, we involved our actuarial specialists to assist in evaluating the key assumptions and methodologies in the calculation and to independently calculate a range of liability for unpaid claims to compare to what was recorded by the Company. We also performed various analytical procedures to support the reasonableness of the underlying assumptions used by the Company.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2019.

Chicago, IL

February 28, 2022

OAK STREET HEALTH, INC.

CONSOLIDATED BALANCE SHEETS

($ in millions, except shares/ units and per share data)

	December 31, 2021	December 31, 2020
Assets
Current assets:
Cash	$104.7	$409.3
Restricted cash	15.7	10.4
Other receivables, net (Humana comprised $0.2 and $0.0 as of December 31, 2021 and December 31, 2020, respectively)	3.1	7.6
Capitated accounts receivable (Humana comprised $105.0 and $65.7 as of December 31, 2021 and December 31, 2020, respectively)	559.4	248.9
Marketable debt securities	671.1	-
Prepaid expenses	7.9	6.8
Other current assets	6.1	4.2
Total current assets	1,368.0	687.2

Long-term assets:
Property and equipment, net	144.8	78.8
Security deposits	1.9	1.3
Operating lease right-of-use assets (Humana comprised $70.9 and $0.0 as of December 31, 2021 and December 31, 2020, respectively)	157.7	-
Goodwill	152.9	9.6
Intangible assets, net	10.8	3.0
Other long-term assets	5.0	1.1
Total assets	$1,841.1	$781.0

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$22.1	$8.8
Accrued compensation and benefits	41.7	32.0
Liability for unpaid claims (Humana comprised $99.1 and $78.5 as of December 31, 2021 and December 31, 2020, respectively)	556.3	262.1
Other liabilities (Humana comprised $19.3 and $4.6 as of December 31, 2021 and December 31, 2020, respectively)	44.0	12.6
Total current liabilities	664.1	315.5

Long-term liabilities:
Long-term operating lease liabilities (Humana comprised $66.0 and $0.0 as of December 31, 2021 and December 31, 2020, respectively)	164.2	-
Deferred rent expense (Humana comprised $0.0 and $0.8 as of December 31, 2021 and December 31, 2020, respectively)	-	13.5
Other long-term liabilities (Humana comprised $43.1 and $20.1 as of December 31, 2021 and December 31, 2020, respectively)	55.4	28.8
Long-term debt	901.4	-
Total liabilities	$1,785.1	$357.8
Commitments and contingencies (See Note 9)
Stockholders' equity:
Preferred stock, par value $0.001; 50,000,000 shares authorized as of December 31, 2021 and December 31, 2020; no shares issued and outstanding as of December 31, 2021 and December 31, 2020	-	-
Common stock, par value $0.001; 500,000,000 shares authorized as of December 31, 2021 and December 31, 2020; 240,937,465 and 240,756,714 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	0.2	0.2
Additional paid-in capital (Humana comprised $50.0 and $50.0 as of December 31, 2021 and December 31, 2020, respectively)	1,017.9	971.8
Accumulated other comprehensive loss	(1.4)	-
Accumulated deficit	(965.3)	(555.8)
Total stockholders' equity allocated to Oak Street Health, Inc.	51.4	416.2
Non-controlling interests	4.6	7.0
Total stockholders' equity	56.0	423.2

Total liabilities and stockholders' equity	$1,841.1	$781.0

The accompanying notes are an integral part of these consolidated financial statements.

OAK STREET HEALTH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

($ in millions, except shares/units and per share data)

	Twelve-Months Ended
	December 31, 2021	December 31, 2020		December 31, 2019
Revenues:
Capitated revenue (Humana comprised $506.7, $385.7 and $307.9 for year ended December 31, 2021 and 2020 and 2019, respectively)	$1,397.0	$851.3		$539.9
Other revenue (Humana comprised $6.5, $3.6 and $3.0 for the year ended December 31, 2021, 2020 and 2019, respectively)	35.6	31.5		16.7
Total revenues	1,432.6	882.8		556.6

Operating expenses:
Medical claims expense (Humana comprised $380.5, $254.9 and $211.6 for the year ended December 31, 2021, 2020 and 2019, respectively)	1,109.0	617.8		386.0
Cost of care, excluding depreciation and amortization (Humana comprised $10.5, $5.6 and $3.6 for the year ended December 31, 2021, 2020 and 2019, respectively)	293.7	187.5		140.9
Sales and marketing	119.4	64.2		46.2
Corporate, general and administrative expenses	306.7	185.6		79.6
Depreciation and amortization	17.8	11.2		7.8
Total operating expenses	1,846.6	1,066.3		660.5

Loss from operations	(414.0)	(183.5)		(103.9)

Other (expense)/income:
Interest expense, net	(2.5)	(8.7)		(5.7)
Other	-	0.1		0.1
Total other (expense)	(2.5)	(8.6)		(5.6)
Income before income taxes and non-controlling interests	(416.5)	(192.1)		(109.5)
Provision for income taxes	(1.9)	-		-
Net loss	(414.6)	(192.1)		(109.5)

Net loss attributable to non-controlling interests	5.2	4.1		1.6
Net loss attributable to Oak Street Health, Inc.	$(409.4)	$(188.0)		$(107.9)

Undeclared and deemed dividends	$-	$(27.2)		$(29.4)
Net loss attributable to common stock/unitholders	$(409.4)	$(215.2)		(137.3)
Weighted average common stock outstanding - basic and diluted[1]	222,553,237	218,825,324		N/A
Net loss per share – basic and diluted	$(1.84)	$(0.55)	$	N/A

1 - Basic and diluted earnings per share of common stock is applicable only for periods after the Company's IPO that was completed on August 10, 2020.

The accompanying notes are an integral part of these consolidated financial statements.

OAK STREET HEALTH, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

($ in millions, except shares/units and per share data)

	Twelve-Months Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Net loss	$(414.6)	$(192.1)	$(109.5)
Other comprehensive loss:
Net unrealized gain (loss) on marketable debt securities, net of tax	(1.4)	-	-
Comprehensive loss	(416.0)	(192.1)	(109.5)
Less: Comprehensive loss attributable to non-controlling interests	5.2	4.1	1.6
Comprehensive loss attributable to Oak Street Health, Inc.	$(410.8)	$(188.0)	$(107.9)

The accompanying notes are an integral part of these consolidated financial statements.

OAK STREET HEALTH, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN

REDEEMABLE INVESTOR UNITS AND STOCKHOLDERS’ EQUITY/MEMBERS’ (DEFICIT)

($ in millions, except shares/units and per share data)

	Twelve-Months Ended
	Redeemable Investor Units		Members’ Capital		Common Stock
	Shares Issued	Amount	Shares Issued	Amount	Shares Issued	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total Equity/(Deficit)
Balances January 1, 2019	10,975,101	$319.1	2,074,216	$0.5	-	$-	$-	$(246.5)	$-	4.4	$(241.6)
Issuance of Series I, II and III and Investor Units	25,518	1.5	-	-	-	-	-	-	-	-	-
Issuance of Common Units	-	-	496,763	-	-	-	-	-	-	-	-
Repurchases – Profits Interests	-	-	(11,292)	-	-	-	-	-	-	-	-
Forfeitures – Profits Interests	-	-	(28,823)	(0.2)	-	-	-	-	-	-	(0.2)
Unit-Based Compensation	-	-	-	3.9	-	-	-	-	-	-	3.9
Payments from Non-controlling Interest	-	-	-	-	-	-	-	-	-	2.6	2.6
Net loss	-	-	-	-	-	-	-	(107.9)	-	(1.6)	(109.5)
Balances December 31, 2019	11,000,619	$320.6	2,530,864	$4.2	-	$-	$-	$(354.4)	$-	$5.4	$(344.8)
Issuance of Series I, II and III and Investor Units	1,471,623	224.4	-	-	-	-	-	-	-	-	-
Conversion of redeemable preferred stock into common stock upon closing of initial public offering	(12,472,242)	(545.0)	-	-	184,787,783	0.2	544.8	-	-	-	545.0
Conversion of members' capital into common stock upon closing of initial public offering	-	-	(1,117,312)	(7.0)	15,498,529	0.0	7.0	-	-	-	-
Conversion of members' capital into restricted stock upon closing of initial public offering	-	-	(2,339,322)	-	22,612,472	-	-	-	-	-	-
Issuance of common stock upon closing of initial public offering, net	-	-	-	-	17,968,750	0.0	351.2		-		351.2
Issuance of Common Units	-	-	1,095,067	-	-	-	-	-	-	-	-
Tender Offer – Investor Units, Founder’s Units, Incentive Units	-	-	(131,151)	(5.9)	-	-	-	(13.5)	-	-	(19.4)
Exercise of Options	-	-	-	-	6,607	-	0.1	-	-	-	0.1

Shares Withheld Related to Net Share Settlement of Stock Based Awards	-	-	-	-	(1,628)				-		-
Repurchases – Profits Interests	-	-	(5,856)	-	-	-	-	-	-	-	-
Forfeitures	-	-	(32,290)	(0.2)	(115,799)	-	(0.1)	-	-	-	(0.3)
Stock and Unit-Based Compensation	-	-	-	8.9	-	-	68.8	-	-	-	77.7
Payments from Non-controlling Interest	-	-	-	-	-	-	-	-	-	5.9	5.9
Payments to Non-controlling Interest	-	-	-	-	-	-	-	-	-	(0.1)	(0.1)
Net loss	-	-	-	-	-	-	-	(188.0)	-	(4.1)	(192.1)
Balances December 31, 2020	-	$-	-	$-	240,756,714	$0.2	$971.8	$(555.9)	$-	$7.1	$423.2
Purchase of capped calls	-	-	-	-	-	-	(123.6)	-	-	-	(123.6)
Issuance of common stock upon vesting of restricted stock units	-	-	-	-	65,432	-	-	-	-	-	-
Issuance of common stock upon exercise of options	-	-	-	-	259,579	0.0	5.3	-	-	-	5.3
Shares withheld related to net settlement of stock based awards	-	-	-	-	(3,331)	(0.0)	0.0	-	-	-	0.0
Issuance of common stock under the employee purchase plan	-	-	-	-	62,575	-	3.0				3.0
Forfeitures	-	-	-	-	(203,504)	-	(1.3)	-	-	-	(1.3)
Stock compensation expense	-	-	-	-	-	-	162.7	-	-	-	162.7
Payments from non-controlling interest	-	-	-	-	-	-	-	-	-	4.2	4.2
Payments to non-controlling interest	-	-	-	-	-	-	-	-	-	(1.5)	(1.5)
Net unrealized loss on marketable debt securities	-	-	-	-	-	-	-	-	(1.4)	-	(1.4)
Net loss	-	-	-	-	-	-	-	(409.4)	-	(5.2)	(414.6)
Balances December 31, 2021	-	$-	-	$-	240,937,465	$0.2	$1,017.9	$(965.3)	$(1.4)	$4.6	$56.0

The accompanying notes are an integral part of these consolidated financial statements.

OAK STREET HEALTH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)

	Twelve-Months Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Cash flows from operating activities:
Net loss	$(414.6)	$(192.1)	$(109.5)
Adjustments to reconcile net loss to net cash used in operating activities:
Income tax benefit	(1.9)	-	-
Amortization of discount on debt and related issuance costs	3.5	4.4	1.4
Accretion of discounts and amortization of premiums on short-term marketable securities, net	4.6	-	-
Depreciation and amortization	17.8	11.2	7.8
Non-cash operating lease costs	15.5	-	-
Stock and unit-based compensation, net of forfeitures	161.4	77.4	3.7
Change in fair value of bifurcated derivative	-	0.2	(0.7)
Change in operating assets and liabilities, net of impact of acquisitions:
Accounts receivable	(304.7)	(88.3)	(86.4)
Other assets	(3.0)	(1.6)	(4.1)
Accounts payable	5.7	(3.3)	3.8
Accrued compensation and benefits	9.7	3.4	15.4
Liability for unpaid claims	294.2	91.5	102.5
Operating lease liabilities	(12.2)	-	-
Other current liabilities	7.4	1.6	4.6
Other long-term liabilities	19.4	17.8	0.3
Other	-	0.6	5.7
Net cash used in operating activities	(197.2)	(77.2)	(55.5)

Cash flows from investing activities:
Proceeds from sales and maturities of marketable debt securities	193.6	-	-
Purchases of marketable debt securities	(870.7)	-	-
Purchase of promissory note	-	(0.8)	-
Investment in business	(5.0)	-	-
Purchase of business, net of cash acquired	(124.0)	-	(0.2)
Purchases of property and equipment	(81.3)	(20.9)	(27.7)
Net cash used in investing activities	(887.4)	(21.7)	(27.9)

Cash flows from financing activities:
Proceeds from initial public offering	-	377.3	-
Payments of underwriting fees, net of discounts and offering costs	-	(26.1)	-
Principal payments on long-term debt	-	(80.0)	-
End of term charge and prepayments for debt paydown	-	(5.8)	-
Proceeds from borrowings on convertible senior notes, net	897.9	-	49.5
Purchase of capped calls	(123.6)	-	-
Proceeds from issuance of redeemable investor units	-	224.4	1.5
Capital contributions from non-controlling interests	4.2	5.9	2.6
Capital distributions to non-controlling interests	(1.5)	(0.1)	-
Tender Offer - common units	-	(19.4)	-
Proceeds from exercise of options	5.3	0.1	-
Proceeds from issuance of common stock under the employee purchase plan	3.0	-
Net cash provided by financing activities	785.3	476.3	53.6

Net change in cash, cash equivalents and restricted cash	(299.3)	377.4	(29.8)
Cash, cash equivalents and restricted cash, beginning of period	419.7	42.3	72.1
Cash, cash equivalents and restricted cash, end of period	$120.4	$419.7	$42.3
Supplemental disclosures
Cash paid for interest	-	5.5	5.0
Additions to construction in process funded through accounts payable	1.6	1.3	1.6
Contingent consideration in connection with purchases of business	21.8	-	-

The accompanying notes are an integral part of these consolidated financial statements.

OAK STREET HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

($ in millions, except for shares/units and per share data)

NOTE 1. ORGANIZATION AND NATURE OF BUSINESS

Description of Business

Oak Street Health, Inc. (collectively with its subsidiaries is referred to as “Oak Street Health,” “OSH,” “we,” “us,” “our,” or the “Company”) was formed as a Delaware corporation on October 22, 2019 for the purpose of completing a public offering and related restructuring transactions (collectively referred to as the “IPO”) in order to carry on the business of Oak Street Health, LLC (“OSH LLC”) and its affiliates. As the managing member of OSH LLC, Oak Street Health, Inc. operates and controls all of the business affairs of OSH LLC and its affiliates.

The Company operates primary care centers serving Medicare beneficiaries. The Company, through its centers and management services organization, combines an innovative care model with superior patient experience. The Company invests resources into primary care to prevent unnecessary acute events and manage chronic illnesses. The Company engages Medicare eligible patients through the use of an innovative community outreach approach. Once patients are engaged, the Company integrates population health analytics, social support services and primary care into the care model to drive improved outcomes. The Company contracts with health plans to generate medical costs savings and realize a return on its investment in primary care. As of December 31, 2021, the Company operated 129 centers.

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

Immediately prior to the closing of the IPO, unitholders of Oak Street Health LLC exchanged their membership interests for common stock in the new C Corporation of the Company as part of the related IPO restructuring transactions. More specifically, all 15,928,876 units of our then outstanding redeemable investor units (preferred stock including their respective undeclared and deemed dividends) and members’ capital (former founders’ units and incentive units/profits interests) plus 1,924 of options to purchase incentive units were converted into 200,286,312 shares of common stock of the Company and 22,612,472 shares of restricted common stock subject to service-based vesting (“RSA”) of the Company. As a result of this conversion, we reclassified $545.0 million of redeemable investor units and $7.0 million of members’ capital to additional paid in capital and $0.2 million to common stock on our consolidated balance sheet (see Notes 11 & 12).

COVID-19

The COVID-19 pandemic has had a material impact on our results of operations, cash flows and financial position for the years ended December 31, 2021 and 2020. During 2020, we chose to defer center openings and limit patient outreach and marketing initiatives, which resulted in slower growth than we would have otherwise expected. While we resumed such activities in 2021, the slower growth in 2020 impacted our 2021 results. Additionally, we continue to see the impacts of deferred primary care on our patients, including undocumented risk profile changes and worsening chronic conditions, which has had a significant impact on our ability to manage health care costs and recognize revenue related to acuity under our capitated revenue arrangements. On March 27, 2020, the United States President signed into law the Coronavirus Aid, Relief and Economic Securities Act (“CARES Act”) which provides economic assistance to a wide array of industries, including healthcare. Thus far, the Company has taken the following actions related to this legislation:

•

Provider Relief Funds. The U.S. Department of Health and Human Services (“HHS”) distributed grants to healthcare providers to offset the impacts of COVID-19 pandemic related expenses and lost revenues through the Public Health and Social Services Emergency Fund. Grants received are subject to the terms and conditions of the program, including that such funds may only be used to prevent, prepare for, and respond to COVID-19 and will reimburse only for health care related expenses, general and administrative expenses or lost revenues that are attributable to the COVID-19 pandemic as defined by the HHS. Payments from this fund are not loans and, therefore, they are not subject to repayment. We recognize grant payments as income when there is reasonable assurance that we have complied with conditions associated with the grant. During the years ended December 31, 2021 and 2020, the Company received $2.8 million and $8.4 million, respectively, related to these grants and recognized $3.6 million and $7.6 million, respectively, as income to offset COVID-19 pandemic related expenses incurred and lost revenues. For the year ended December 31, 2021, $3.6 million was recognized as an offset to the costs incurred in the cost of care, excluding depreciation and amortization line. For the year ended December 31, 2020, $5.4 million was recognized as an offset to the cost of care, excluding depreciation and amortization and $2.2 million was recognized in other income to offset lost other revenues. There were no unrecognized grants on the balance sheet as of December 31, 2021.

•

Medicare Accelerated and Advance Payment Program. The Centers for Medicare & Medicaid Services (“CMS”) expanded its Accelerated and Advance Payment Program which allows participants to receive expedited payments during periods of national emergencies. Under the program, we received an interest-free advancement of 100% of our Medicare payment amount for a three-month period. Repayment will begin one year from the date the payments were received and will be paid back against future fee-for-service claims.  Beginning at one year from the date the payment was issued and continuing for eleven months, payments will be recouped at a rate of 25%.  After the eleven months end, payments will be recouped at a rate of 50% for another six months, after which any remaining balance will become due. During 2020, the Company received $1.5 million in CMS advance payments, which will be paid back against future fee-for-service claims.  During the year ended December 31, 2021, the Company paid back $0.5 million and recorded an offset to other receivables. As of December 31, 2021 and 2020, respectively, there was $1.0 million and $1.5 million remaining in other current liabilities.

•

Payroll Tax Deferral. Under the CARES Act, the Company elected to defer payment on its portion of Social Security taxes, on an interest free basis, incurred from March 27, 2020 to December 31, 2021. One-half of such deferral amount became due on December 31, 2021 and the remainder will become due on December 31, 2022. We paid the balance due on December 31, 2021 of $4.0 million, which was classified in accrued compensation and benefits as of December 31, 2020. The remaining $3.0 million is classified in accrued compensation and benefits as of December 31, 2021 and was classified in other long-term liabilities as of December 31, 2020.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements and accompanying notes are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). The consolidated financial statements of Oak Street Health include the financial statements of all wholly-owned subsidiaries and majority-owned or controlled entities. For those consolidated subsidiaries where our ownership is less than 100%, the portion of the net income or loss allocable to the noncontrolling interests is reported as “Net loss (gain) attributable to noncontrolling interests” in the consolidated statements of operations. The Company records a non-controlling interest for the portion attributable to its minority partners for all of its joint ventures. Intercompany balances and transactions have been eliminated in consolidation. Business combinations accounted for as purchases have been included from their respective dates of acquisition.

Upon completion of the IPO, our sole material asset is our interest in OSH LLC and its affiliates. In accordance with the master structuring agreement dated August 10, 2020, by and among Oak Street Health, Inc. and the other signatories party thereto (the “Master Structuring Agreement”), we have all management powers over the business and affairs of OSH LLC and to conduct, direct and exercise full control over the activities of OSH LLC. Due to our power to control the activities most directly affecting the results of OSH LLC, we are considered the primary beneficiary of the variable interest entity (“VIE”). Accordingly, following the effective date of the IPO, we consolidate the financial results of OSH LLC and its affiliates and the financial statements for the periods prior to the IPO have been adjusted to combine the previously separate entities for presentation purposes.

Variable Interest Entities

The Company evaluates its ownership, contractual and other interests in entities to determine if it has any variable interest in a VIEs. These evaluations are complex, involve judgment, and the use of estimates and assumptions based on available historical information, among other factors. The Company considers itself to control an entity if it is the majority owner of or has voting control over such entity. The Company also assesses control through means other than voting rights (“variable interest entities” or “VIEs”) and determines which business entity is the primary beneficiary of the VIE. The Company consolidates VIEs when it is determined that the Company is the primary beneficiary of the VIE. Management performs ongoing reassessments of whether changes in the facts and circumstances regarding the Company’s involvement with a VIE will cause the consolidation conclusion to change. Changes in consolidation status are applied prospectively (see Note 15).

In addition to the consolidated VIEs, Oak Street Health is the majority interest owner in three joint ventures: OSH-PCJ Joliet, LLC (50.1% ownership), OSH-RI, LLC (50.1% ownership), and OSH-ESC Joint Venture, LLC (51.0% ownership) which are consolidated in the Company’s financial statements. The following table illustrates the contributions and distributions made to and from the joint venture and Oak Street Health MSO, LLC for the periods then ended ($ in millions):

	For the twelve-months ended
	December 31, 2021	December 31, 2020	December 31, 2019
OSH-PCJ Joliet, LLC
Contributions	$-	$-	$-
Distributions	1.5	0.1	-
OSH-RI, LLC
Contributions	4.1	5.9	-
Distributions	-	-	-
OSH-ESC Joint Venture, LLC
Contributions	0.1	-	2.6
Distributions	-	-	-

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company bases its estimates on the information available at the time, its experiences and various other assumptions believed to be reasonable under the circumstances including estimates of the impact of COVID-19. The areas where significant estimates are used in the accompanying financial statements include revenue recognition, the liability for unpaid claims, projected cash flows in assessing the initial valuation of intangible assets in conjunction with business combinations and the valuation of stock options. Actual results could differ from those estimates.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents consist of currency on hand with banks and financial institutions and investments in money market funds. The Company considers all short-term, highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Restricted cash are funds held in Company bank accounts that are not available for operational use. The restricted cash balance consists of reserve accounts that are contractually required by payor contracts, and bank issued letters of credit.

Marketable Debt Securities

The Company’s investments in marketable debt securities are classified as available-for-sale and are carried at fair value, with the unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) in total equity (deficit). The Company determines the appropriate classification of these investments at the time of purchase and reevaluates such designation at each balance sheet date. The Company classifies the available-for-sale investments as current assets under the caption marketable debt securities on the consolidated balance sheets as these investments generally consist of highly marketable securities that are identified to be available to meet near-term cash requirements and fund current operations. Realized gains and losses and declines in value related to credit losses are included as a component of other (expense) income, net in the consolidated statements of operations.

The Company periodically evaluates its investments in marketable debt securities for impairment. When assessing short-term marketable security investments for declines in value, the Company considers such factors as, among other things, how significant the decline in value is as a percentage of the original cost, the Company’s ability and intent to retain the short-term marketable security investment for a period of time sufficient to allow for any anticipated recovery in fair value, market conditions in general and whether the decline in value is due to a credit loss. If any adjustment to fair value reflects a decline in the value of the marketable security that the Company considers to be for non-credit related factors, the Company reduces the marketable debt securities through a charge to the consolidated statement of operations. If a decline in value is determined to be related to a credit loss, we record an allowance not greater than the difference between the carrying amount and fair value of the investment. No such adjustments were necessary during the periods presented.

Concentration of Credit Risk and Significant Customers

Financial instruments that potentially subject the Company to concentration of credit risk consist of accounts receivable. The Company’s concentration of credit risk is limited by the diversity, geography and number of patients and payers. As of December 31, 2021 and 2020, the Company had customers that individually represented 10% or more of the Company’s capitated accounts receivable and other receivables.

The capitated accounts receivables by payor source consisted of the following as of:

	For the twelve-months ended
	December 31, 2021	December 31, 2020
Aetna	10%	12%
Anthem	8%	10%
Humana	19%	26%
Medicare	17%	0%
Wellcare/Meridian	19%	21%
United Healthcare	12%	14%
Other	15%	17%

The other receivables by payor source consisted of the following as of:

	For the twelve-months ended
	December 31, 2021	December 31, 2020
Medicare	37%	52%
Humana	13%	8%
Other	50%	40%

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

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for possible impairment in accordance with ASC 360, Property, Plant, and Equipment (“ASC 360”), whenever events and circumstances indicate that the carrying value of an asset may not be recoverable. If the sum of the estimated undiscounted cash flows is less than the carrying amount of the assets, an impairment loss is recorded. The impairment loss is measured by comparing the fair value of the assets with their carrying amounts. Fair value is determined based on discounted cash flows or appraised values, as appropriate. There was no impairment of long-lived assets for the years ended December 31, 2021, 2020 and 2019.

Investments in Securities

The Company’s investments primarily include equity securities that are being accounted for by the equity method of accounting under which the Company’s share of net income or loss is recognized as income or loss in the Company’s statements of operations and added or deducted to the investment account. Distributions or dividends received from the investments are treated as a reduction of the investment account. The Company consistently follows the practice of recognizing the net income (loss) from equity method investments based on the most recent reliable data.

The carrying value of the Company’s investments in was $5.0 million and $0.0 million as of December 31, 2021 and 2020, respectively, which is recorded in other long-term assets on the consolidated balance sheets. The Company did not identify any observable price changes for the years ended December 31, 2021, 2020 and 2019.

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

Fair Value of Financial Instruments

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Our financial assets and liabilities that require recognition and fair value measurement under the accounting guidance generally include our marketable debt securities, contingent consideration, and convertible debt (see Note 7).

Income Taxes

Prior to the IPO and related restructuring transactions, the Company was a limited liability company. Accordingly, pursuant to its election under Section 701 of the Internal Revenue Code, each item of income, gain, loss, deduction or credit of the Company was ultimately reportable by its members in their individual tax returns, except in certain states and local jurisdictions where the Company was subject to income taxes. As such, the Company did not record a provision for federal income taxes or for taxes in states and local jurisdictions that did not assess taxes at the entity level. After the IPO and related restructuring transactions, the Company is a C Corporation and each item of income, gain, loss, deduction or credit of the Company is reportable by the Company. As such, the Company has recorded a provision for federal, state, and local income taxes at the entity level in continuing operations for all deferred taxes net of the valuation allowance and activity post IPO.

We account for income taxes under the liability method; under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax reporting bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Realization of deferred tax assets is dependent upon future earnings, the timing and amount of which are uncertain.

A tax position is recognized as a benefit only if it is more likely than not that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the more-likely-than-not test, no tax benefit is recorded. The Company’s tax filings are generally subject to examination for a period of three years from the filing date. Management has not identified any material tax position taken that requires income tax reserves to be established. The Company does not expect the total amount of unrecognized tax benefits to significantly change in the next twelve months.

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

Segment Reporting

The Company determined in accordance with ASC 280, Segment Reporting (“ASC 280”), that the Company operates under one operating segment, and therefore one reportable segment – Oak Street Health, Inc. The Company’s chief operating decision makers (“CODMs”) regularly review financial operating results on a consolidated basis for purposes of allocating resources and evaluating financial performance. Our CODM has been identified as, collectively, the Chief Executive Officer, President, Chief Financial Officer and Chief Operating Officer. Although the Company derives its revenues from several different geographic regions, the Company neither allocates resources based on the operating results from the individual regions nor manages each individual region as a separate business unit. The Company’s CODMs manage the operations on a consolidated basis to make decisions about overall corporate resource allocation and to assess overall corporate profitability based on consolidated revenues, net income and adjusted EBITDA. For the periods presented, all of the Company’s long-lived assets were located in the United States, and all revenues were earned in the United States. As such, we have identified a single operating segment and reportable segment.

Business Combinations, Goodwill and Other Intangible Assets

The Company accounts for business combinations using the acquisition method of accounting. That method requires that the purchase price, including the fair value of contingent consideration, of the acquisition be allocated to the assets acquired and liabilities assumed using the fair values determined by management as of the acquisition date. Goodwill represents the excess of consideration paid over the fair value of net assets acquired through business acquisitions

The Company performs a qualitative goodwill impairment analysis annually on October 1st or more frequently if triggering events occur or other impairment indicators arise which might impair recoverability. If we determine based on the qualitative analysis that it is more likely than not that the reporting unit has a fair value below its carrying value, we perform a quantitative analysis by comparing the fair value of the reporting unit to the carrying value. If the fair value is below the carrying value, the excess carrying value is recognized as an impairment loss. We have identified two reporting units for the purpose of goodwill impairment testing. Based on our qualitative analyses performed, there were no goodwill impairment losses recorded during the years ended December 31, 2021, 2020 and 2019.

Identified intangibles are recorded at their acquisition date fair value and are amortized on a straight-line basis over their useful lives. Intangible assets are reviewed for impairment in conjunction with long-lived assets. There were no intangible asset impairments recorded during the years ended December 31, 2021, 2020 and 2019.

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

See Note 5, Business Combinations, Goodwill and Other Intangibles, for additional information.

Medical Claims Expense

Medical claims expense and the liability for unpaid claims include estimates of the Company’s obligations for medical care services that have been rendered by third parties on behalf of insured consumers for which the Company is contractually obligated to pay (see Note 3 for further detail), but for which claims have either not yet been received, processed or paid. The Company develops estimates for medical care services incurred but not reported (“IBNR”), which includes estimates for claims that have not been received or fully processed, using a process that is consistently applied, centrally controlled and automated. This process includes utilizing actuarial models when a sufficient amount of medical claims history is available from the third-party healthcare service providers. The actuarial models consider factors such as time from date of service to claim processing, seasonal variances in medical care consumption, health care professional contract rate changes, medical care utilization and other medical cost trends, membership volume and demographics, the introduction of new technologies and benefit plan changes. In developing its unpaid claims liability estimates, the Company applies different estimation methods depending on which incurred claims are being estimated. We assess our estimates with an independent actuarial expert to ensure our estimates represent the best, most reasonable estimate given the data available to us at the time the estimates are made.

Medical claims expense also includes supplemental external costs of providing medical care such as administrative health plan fees, fees to perform payor delegated activities and provider excess insurance costs. The Company purchases provider excess insurance to protect against significant, catastrophic claims expenses incurred on behalf of its patients. The total amount of provider excess insurance premium was $4.6 million, $3.6 million and $2.5 million, and total reimbursements were $4.7 million, $3.1 million and $1.0 million for the years ended December 31, 2021, 2020 and 2019, respectively. The provider excess insurance premiums less reimbursements are reported in medical claims expense in the consolidated statements of operations. Provider excess recoverables due are reported in other current assets in the consolidated balance sheets. As of December 31, 2021 and 2020, the Company’s provider excess insurance deductible was $0.3 million per member and covered up to a maximum of $5.0 million per member per calendar year.

Cost of Care, Excluding Depreciation and Amortization

         Cost of care, excluding depreciation and amortization includes the costs we incur to operate our centers and care model, including care team and patient support employee-related costs, occupancy costs, patient transportation, medical supplies, insurance, fees paid to specialists and other operating costs.  These costs exclude any expenses associated with sales and marketing activities incurred at the local level to support our patient growth strategies, and excludes any allocation of our corporate, general and administrative expenses.  Care team employees include medical doctors, nurse practitioners, physician assistants, registered nurses, scribes, medical assistants and phlebotomists.  Patient support employees include practice managers, welcome coordinators and patient relationship managers.

Sales and Marketing

Sales and marketing expenses consist of employee-related expenses, including salaries, commissions, stock-based compensation and employee benefits costs, for all of our employees engaged in marketing, sales, community outreach and sales support. These employee-related expenses capture all costs for both our field-based and corporate sales and marketing teams.  Sales and marketing expenses also includes central and community-based advertising to generate greater awareness, engagement, and retention among our current and prospective patients as well as the infrastructure required to support all our marketing efforts.

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

Transaction Costs

The Company incurred costs related to private/public offerings and acquisitions. Total one-time costs expensed were $5.9 million, $1.1 million and $3.7 million for the years ended December 31, 2021, 2020 and 2019, respectively, and are included in corporate, general, and administrative expenses in the consolidated statements of operations.

Advertising Expenses

Advertising and promotion costs are expensed as incurred and were $54.4 million, $29.3 million and $16.8 million, for the years ended December 31, 2021, 2020 and 2019, respectively, and are included in sales and marketing expenses in the consolidated statements of operations.

Retirement Plan

The Company maintains a profit sharing and retirement savings 401(k) plan (the “401(k) Plan”) for full-time employees. Participants may elect to contribute to the 401(k) Plan, through payroll deductions, subject to Internal Revenue Service limitations. At its discretion, the Company makes 4% matching and/or profit-sharing contributions to the 401(k) Plan. The Company recorded expense of $7.1 million, $4.7 million, and $3.1 million in salaries and employee benefits in the accompanying consolidated statements of operations for the years ended December 31, 2021, 2020 and 2019, respectively, for discretionary matching and profit-sharing contributions to the 401(k) Plan.

Professional Liability

The physicians employed by the Physician Groups (or PC entities) were insured for professional liability exposure on a claims-made basis with a master insurance policy issued by CNA. The master policy renews in August of each year and newly employed physicians and terminating physicians are added or deleted to the coverage by endorsement, with premiums prorated to the next year’s expiration date. The limits of the coverage are $1.0 million each claim and $3.0 million in aggregate. Additional insureds on the policy include the PC entities, the physician employees and OSH MSO.

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

We recognize fair value of stock options at the grant date, which vest based on continued service at a rate of 25% each year, over the requisite service period, which is generally four years. Options generally expire ten years from the date of the grant. We recognize the fair value of the RSUs at the grant date on a straight-line basis over the requisite period, which is generally four years.

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

Net Income (Loss) Per Share

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

The Company analyzed the calculation of earnings per unit for periods prior to the IPO and determined that it resulted in values that would not be meaningful to the users of these consolidated financial statements. Therefore, earnings per share information has not been presented for the year ended December 31, 2019. The basic and diluted earnings per share for the year ended December 31, 2020 is applicable only for the period from August 10, 2020 to December 31, 2020, which is the period following the IPO and related restructuring transactions (as described in Note 1) and presents the period that the Company had outstanding common stock.

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

In periods in which the Company reports a net loss attributable to common shareholders, the diluted net income (loss) per share attributable to common stockholders is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period determined using the treasury stock method or the if-converted method, as appropriate. For purposes of this calculation, stock options, restricted stock units, restricted stock awards and contingently issuable shares under our Convertible Senior Notes are considered common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is anti-dilutive.

Emerging Growth Company Status

       Based on the aggregate worldwide market value of our shares of common stock held by our non-affiliate stockholders as of December 31, 2021, we have become a “large-accelerated filer” and have lost emerging growth status for the year ended December 31, 2021. We are no longer exempt from the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002, as amended, and our independent registered public accounting firm will evaluate and report on the effectiveness of internal control over financial reporting.

Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which changes the accounting for credit losses on instruments measured at amortized costs, such as accounts receivables by adding an impairment model that is based on expected losses rather than incurred losses. An entity will recognize as an allowance its estimate of expected credit losses, which is believed to result in more timely recognition of such losses as the standard eliminates the probable initial recognition threshold.

As a result of this standard, the Company evaluates available-for-sale debt securities under the expected credit loss model. For debt securities with an amortized cost basis in excess of estimated fair value, we determine what amount of that deficit, if any, is caused by expected credit losses. The portion of the deficit attributable to expected credit losses is recognized in other (income) expense, net on our consolidated statements of income. During the twelve months ended December 31, 2021, we did not record any expected credit losses on our available-for-sale debt securities.

We adopted the new standard using the modified retrospective approach, which involves recognizing the cumulative effect of initial adoption of Topic 326 as an adjustment to our opening retained earnings as of January 1, 2021. As a result, we did not adjust comparative period financial information for periods before the effective date. No incremental allowance for credit losses has been recognized during the year ended December 31, 2021 as a result of the adoption. The adoption of this standard did not have a material impact on our financial condition, results of operations or disclosures.

In 2016, the FASB issued guidance on leases, Accounting Standards Updates 2016-02, Leases (“ASU 2016-02), with amendments issued in 2018 and 2019 (collectively, “ASC 842”). ASC 842 requires lessees to recognize assets and liabilities related to lease arrangements on the balance sheet; leases are to be recorded as a lease liability (on a discounted basis) with a corresponding right-of-use (“ROU”) asset. Leases will be classified as finance or operating, with the classification affecting the pattern and classification of expense recognition over the lease term. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous GAAP. This guidance also expands the required quantitative and qualitative disclosures for leasing arrangements and gives rise to other changes impacting certain aspects of lessee and lessor accounting. The two permitted transition methods under the guidance are the modified retrospective transition approach, which requires application of the guidance for all comparative periods, and the cumulative effect adjustment approach, which requires prospective application from the adoption date.

The Company adopted ASC 842 effective January 1, 2021 under the modified retrospective transition method. Under this method, financial statements for periods after the adoption date are presented in accordance with ASC 842 and prior-period financial statements continue to be presented in accordance with ASC 840, the accounting standard originally in effect for such periods. The package of practical expedients included that the Company was not required to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. Also, as part of the adoption, the Company elected to not recognize short-term leases (those with lease terms less than a year) on the consolidated balance sheets, not separate lease and non-lease components and did not use hindsight to determine lease term. The ROU assets represent the right to use an underlying asset for the lease term, and lease liabilities represent an obligation to make lease payments arising from the lease at lease commencement date. The Company’s operating leases resulted in the recognition of additional assets and the corresponding liabilities on its consolidated balance sheets, however it did not have a material impact on the consolidated statements of operations or cash flows for the twelve months ended December 31, 2021. The Company recognized ROU assets and lease liabilities for operating leases of $108.1 million and $126.8 million, respectively, upon adoption as of January 1, 2021. The difference between the lease liability and right-of-use asset mainly related to the reversal of existing deferred rent balances.

The Company utilized a comprehensive approach to assess the impact of this guidance on the consolidated financial statements and related disclosures, including the increase in assets and liabilities on the consolidated balance sheets and the impact on the current lease portfolio. See Note 10 for further detail.

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06 Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity. Among other changes, ASU 2020-06 removes the liability and equity separation model for convertible instruments with a cash conversion feature, and as a result, after adoption, entities will no longer separately present in equity an embedded conversion feature for such debt. Similarly, the embedded conversion feature will no longer be amortized into income as interest expense over the life of the instrument. Instead, entities will account for a convertible debt instrument wholly as debt unless (1) a convertible instrument contains features that require bifurcation as a derivative under ASC Topic 815, Derivatives and Hedging, or (2) a convertible debt instrument was issued at a substantial premium. Additionally, ASU 2020-06 requires the application of the if-converted method to calculate the impact of convertible instruments on diluted earnings per share and updates the disclosure requirements in ASC 470-20, making them easier to understand for financial statement preparers and improving the decision-usefulness and relevance of the information for financial statement users. This ASU was early adopted on January 1, 2021 and applied to the Company’s 0% Convertible Senior Notes due 2026 issued in March 2021. The guidance was not applied to any other debt arrangements at the Company.

In December 2019, the FASB issued ASU 2019-12, Income Taxes Topic 740-Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application of ASC 740. This guidance is effective for fiscal years beginning after December 15, 2020, including interim periods therein. The Company adopted the new guidance on January 1, 2021, noting no impact on its consolidated financial statements and related disclosures.

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

In October 2018, the FASB issued ASU 2018-17, Consolidation – Targeted Improvements to Related Party Guidance for Variable Interest Entities (Topic 810) (“ASU 2018-17”). ASU 2018-17 eliminates the requirement that entities consider indirect interests held through related parties under common control in their entirety when assessing whether a decision-making fee is a variable interest. Instead, the reporting entity will consider such indirect interests on a proportionate basis. ASU 2018-17 is effective for public companies for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. All entities are required to apply the adjustments in ASU 2018-17 retrospectively with a cumulative-effect adjustment to retained earnings at the beginning of the earliest period presented. The Company adopted the new guidance for the year ended December 31, 2021 as we lost EGC status, noting no impact on its consolidated financial statements and disclosures.

Recent Accounting Pronouncements Not Yet Adopted

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The new guidance requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers, as if it had originated the contracts. Under the current business combinations guidance, such assets and liabilities are recognized by the acquirer at fair value on the acquisition date. The new standard is effective for our fiscal year beginning after December 15, 2022. Early adoption is permitted. The standard will not impact acquired contract assets or liabilities from business combinations occurring prior to the effective date of adoption, and the impact in future periods will depend on the contract assets and contract liabilities acquired in future business combinations. We are currently evaluating the impact of ASU 2021-08 on our consolidated financial statements.

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. This update requires annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy. This standard is effective for fiscal years beginning after December 15, 2021 and should be applied either prospectively or retrospectively. Early adoption is permitted. We are currently evaluating the impact of ASU 2021-10 on our consolidated financial statements.

NOTE 3. REVENUE RECOGNITION

The Company earns revenue from our capitated arrangements, care coordination and management arrangements, subscription license arrangements, fee for services and other arrangements. We disaggregate revenue from contracts with customers by service type within our consolidated statements of operations.

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

The Company’s payor contracts generally have a term of one year or longer, but the contracts between the enrolled members (our customers) and the payor are one calendar year or less. In general, the Company considers all contracts with customers (enrolled members) as a single performance obligation to stand ready to provide healthcare services. The Company identified that contracts with customers for capitation arrangements have similar performance obligations and therefore groups them into one portfolio. This performance obligation is satisfied over time as the Company stands ready to fulfill its obligation to enrolled members.

Our revenues are based upon the estimated PPPM amounts we expect to be entitled to receive from Medicare Advantage managed care payors and CMS. Under our managed care contracts, the PPPM rates are determined as a percent of the premium the Medicare Advantage plan receives from CMS for our at-risk members. Those premiums are determined via a competitive bidding process with CMS and are based upon the cost of care in a local market and the average utilization of services by the patients enrolled. Under our contract with CMS, the PPPM rates are determined as a percentage of the premium, also adjusted for the cost of care in a local market and the average utilization of services, for our at-risk members.

CMS pays capitation using a “risk adjustment model,” which compensates providers based on the health status (acuity) of each individual patient. Payors with higher acuity patients receive more, and those with lower acuity patients receive less. Under the risk adjustment model, capitation is paid on an interim basis based on enrollee data submitted for the preceding year and is adjusted in subsequent periods after the final data is compiled. As premiums are adjusted via this risk adjustment model, our PPPM payments will change in unison with how our payor partners’ premiums change with CMS. The Company determined the transaction price for these contracts is variable as it primarily includes PPPM fees which can fluctuate throughout the contract based on the acuity of each individual enrollee. Our capitated accounts receivable includes $54.0 million and $12.3 million as of December 31, 2021 and December 31, 2020, respectively, for acuity-related adjustments that are estimated to be received in subsequent periods. In certain contracts, PPPM fees also include adjustments for items such as performance incentives or penalties based on the achievement of certain clinical quality metrics as contracted with payors. There were no material PPPM adjustments related to performance incentives/penalties for quality-related metrics for the years ended December 31, 2021, 2020, and 2019.

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

Certain third-party payor contracts include a Medicare Part D payment related to pharmacy claims, which is subject to risk sharing through accepted risk corridor provisions. Under certain agreements the fund risk allocation is established where the Company, as the contracted provider, receives only a portion of the risk and the associated surplus or deficit. The Company estimates and recognizes an adjustment to Part D capitated revenues related to these risk corridor provisions, based upon pharmacy claims experience to date, as if the annual risk contract were to terminate at the end of the reporting period. Medicare Part D comprised 2%, 2% and 3% of capitated revenues for the years ended December 31, 2021, 2020 and 2019, respectively. Medicare Part D comprised 2%, 3% and 5% of medical claims expense for the years ended December 31, 2021, 2020 and 2019, respectively.

The Company had agreements in place with the payors listed below, and payor sources of capitated revenue for each period were as follows:

	For the twelve-months ended
	December 31, 2021	December 31, 2020	December 31, 2019
Humana	36%	45%	57%
Wellcare/Meridian	17%	15%	14%
Cigna-HealthSpring	9%	11%	9%
Other	38%	29%	20%

Other Revenue and Accounts Receivable

Other revenue is comprised of ancillary fees earned under contracts with certain managed care organizations for the provision of certain care coordination service and care management services, fee-for-service revenue, license subscriptions and fees, implementation services and CARES Act grant income. The composition of other revenue for each period was as follows:

	For the twelve-months ended
	December 31, 2021	December 31, 2020	December 31, 2019
Care coordination and care management services	$24.7	$24.3	$10.5
License subscription and other fees	1.9	-	-
CARES Act grant income	-	2.2	-
Fee for service	9.0	5.0	6.2
Total other revenue	$35.6	$31.5	$16.7

The Company has entered into multi-year agreements with Humana and its affiliates to provide services at certain centers to members covered by Humana. The agreements contain an administrative payment from Humana in exchange for the Company providing certain care coordination services during the term of the contract (“Care Coordination payment”). The Care Coordination payments are recognized in other revenue ratably over the length of the terms stated in the contracts and are refundable to Humana on a pro-rata basis if the Company ceases to provide services at the centers within the length of the term specified in the contracts. We have identified a single performance obligation to stand ready to provide care coordination services to patients, which constitutes a series of distinct service increments. As of December 31, 2021 and 2020, the Company’s contract liabilities related to these payments totaled $33.9 million and $16.7 million, respectively. The short-term portion is recorded in other liabilities and the long-term portion is included in other long-term liabilities in the accompanying consolidated balance sheets.

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

Also included in the years ended December 31, 2021 and 2020 care coordination and care management total above are revenues recognized related to the Accountable Care Organization (“ACO”) Medicare Shared Savings Program (“Shared Savings Program”). The Shared Savings Program offers providers an opportunity to create an ACO. An ACO agrees to be held accountable for the quality, cost and experience of care of an assigned Medicare fee-for-service beneficiary population. Within the Shared Savings Program, CMS enters into agreements with ACOs. ACOs may share savings with CMS when they lower growth in Medicare Parts A and B fee-for-service expenditures relative to their unique targets (i.e., benchmarks) while meeting quality of care performance standards, or in certain instances, owe losses to CMS when they have higher growth in Medicare Parts A and B fee-for-service expenditures relative to their benchmark. The Company received $4.9 million and $2.1 million from CMS related to the Shared Savings Program for the year ended December 31, 2021 and December 31, 2020, respectively.

The Company acquired RubiconMD Holdings, Inc. (“RMD”) on October 20, 2021 (see Note 5). RMD is a healthcare technology firm specializing in an online eConsult platform which enables primary care providers to easily access same-day insights from top specialists in order to provide better care for the patients. RMD generates revenue through subscription licenses to access the eConsult platform, as well as providing integration, training and other ad-hoc services. We have identified the performance obligation to be standing ready to provide access to the eConsult platform. Subscription license revenue is recognized when the performance obligation is met over time by either the straight-line method or when services are performed over the terms of the applicable contract. RMD also provides services to assist customers with initial usage and training of the platform. These services are typically provided for a fixed fee and do not have a variable component. We identified the performance obligation is to provide the other professional services, which is typically achieved at a point in time.

The Company received $2.8 million and $8.4 million from the HHS to offset the impacts of COVID-19 pandemic related expenses and lost revenues through the Public Health and Social Services Emergency Fund during the years ended December 31, 2021 and 2020, respectively (see Note 1). The Company recognized none and $2.2 million in other income to offset lost other revenues during the years ended December 31, 2021 and 2020, respectively.

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

	For the twelve-months ended
	December 31, 2021	December 31, 2020	December 31, 2019
Medicare	35%	47%	51%
Humana	13%	8%	10%
Other	52%	45%	39%

Other receivables include amounts due to us from Medicare and Medicare Advantage plans for fee-for-service patients. The Company reports these receivables net of estimated contractual adjustments or discounts and an allowance for financial assistance as described below. The allowance is based on historical experience and our assessment of patients who qualify for the financial assistance program. Accounts are written off against the allowance account when they are determined to be no longer collectible.

The Company has a financial assistance policy in which patients are assessed for financial hardship and other criteria that are used to make a good-faith determination of financial need, in which case the Company will waive or reduce a Medicare beneficiary’s obligation to pay copay, coinsurance or deductible amounts owed for the provision of medical services. The majority of our fee-for-service patients qualify for financial assistance. The total amount of patient revenues that were waived per the Company’s financial assistance policy were $2.2 million, $2.6 million, and $5.4 million for the years ended December 31, 2021, 2020 and 2019, respectively. The Company’s cost to provide care in regard to the services for which the patient’s financial obligation was waived was estimated to be $4.9 million, $7.7 million, and $9.1 million for the year ended December 31, 2021, 2020, and 2019, respectively using a cost-to-charge ratio estimate. The Company invests heavily in primary care to prevent unnecessary acute events and manage chronic illnesses, and the cost incurred exceeds the amount that the Company would have realized under fee-for-service payment arrangements. The Company is willing to accept this deficit as many fee-for-service patients become Medicare Advantage patients under capitated arrangements.

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

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	December 31, 2021	December 31, 2020
Leasehold improvements	$88.1	$63.6
Furniture and fixtures	5.7	4.9
Computer equipment	49.3	17.8
Internal use software	14.9	6.1
Office equipment	12.7	9.7
Construction in process	18.6	4.2
Total, at cost	189.3	106.3
Less accumulated depreciation	(44.5)	(27.5)
Property and equipment, net	$144.8	$78.8

The Company recorded depreciation expense of $17.0 million, $10.8 million and $7.4 million for the years ended December 31, 2021, 2020 and 2019, respectively. Included within depreciation expense, the Company recorded $1.6 million, $0.4 million and $0.2 million of internal use software costs for the years ended December 31, 2021, 2020 and 2019, respectively.

NOTE 5. BUSINESS COMBINATIONS, GOODWILL AND OTHER INTANGIBLE ASSETS

Acquisition of RubiconMD Holdings, Inc. (“Rubicon” or “RMD”)

On October 20, 2021, we completed the acquisition of Rubicon, a leading technology platform providing access to specialist expertise. The deal enables Oak Street Health to integrate virtual specialty care into our existing care model, which we expect to significantly streamline the referral process and better manage costs, enhance patient experience and provide comprehensive care far beyond traditional primary care.

Consideration for the RMD acquisition consisted of (i) $134.9 million in cash and (ii) $21.7 million in contingent consideration that the Company may be obligated to pay during the fiscal year 2022 or 2023 should the acquired company achieve certain internal volumes in the year following the acquisition. The Company estimated the fair value of the earn-out on the acquisition date and recorded a contingent consideration liability measured at the present value of the probability weighted consideration expected to be transferred. The Company recorded $9.3 million of the contingent consideration within other liabilities and $12.4 million within other long term liabilities on the balance sheet. This liability will be remeasured each reporting period. Any changes in fair value of contingent consideration will be recorded within the consolidated statement of operations. Refer to Note 7, Fair Value Measurements for additional information regarding the contingent consideration liability.

The following table presents the allocation of acquisition consideration to the tangible and intangibles assets acquired and liabilities assumed of RMD based on their estimated fair values. The excess purchase price over the estimated fair value of net assets acquired was recorded to goodwill. The goodwill relating to this acquisition is primarily attributable to synergies related to medical costs and assembled workforce. The $141.6 million of goodwill is non-deductible for tax purposes. While we believe these estimates provide a reasonable basis to record the net assets acquired, the purchase price allocation is considered preliminary and subject to adjustment during the measurement period, which is up to one year from the acquisition date.

Description (in millions)	October 20, 2021
Total consideration	$156.6

Cash	$12.7
Other assets	1.8
Identified intangible assets	8.6
Liabilities assumed	8.1
Net assets	$15.0
Goodwill	$141.6

The following is a summary of the preliminary estimate of the finite-lived intangible assets acquired, including useful lives, in connection with the RMD acquisition.

Description (in millions)	Amount	Useful life
Trademark	$0.6	9 years
eConsult platform	6.5	6 years
Provider network	0.3	5 years
Customer relationship	1.2	10 years
Total	$8.6	N/A

From the date of acquisition through December 31, 2021, we have recognized $1.9 million of other revenue and $(2.5) million of net losses related to RMD in our consolidated statement of operations.

The Company additionally acquired two medical practices during the year ended December 31, 2021 for total consideration of $2.9 millions.

Goodwill

The following table details the annual movements in goodwill.

(in millions)
Balance as of December 31, 2019	$9.4
Acquisitions and acquisition adjustments	0.2
Balance as of December 31, 2020	$9.6
Acquisitions and acquisition adjustments	143.3
Balance as of December 31, 2021	$152.9

The following table details the annual movements in the gross carrying amount and accumulated amortization of our identifiable intangibles.

(in millions)
Balance as of December 31, 2019	$3.9
Acquisitions and acquisition adjustments	-
Balance as of December 31, 2020	$3.9
Acquisitions and acquisition adjustments	8.6
Balance as of December 31, 2021	$12.5

(in millions)
Balance as of December 31, 2019	$0.5
Amortization expense, net	0.4
Balance as of December 31, 2020	$0.9
Amortization expense, net	0.8
Balance as of December 31, 2021	$1.7

Intangible assets with a finite useful life continue to be amortized over their useful lives. The Company recorded amortization expense of $0.8 million, $0.4 million and $0.4 million for the years ended December 31, 2021, 2020 and 2019, respectively.

The remaining weighted average amortization period of finite-lived identifiable intangible assets is 6.5 years. The remaining estimated future amortization expense by year, as of December 31, 2021, is presented in the following table:

(in millions)
2022	$1.7
2023	1.7
2024	1.7
2025	1.7
2026	1.7
Thereafter	2.3
Estimated aggregate future intangible asset amortization	$10.8

NOTE 6. LIABILITY FOR UNPAID CLAIMS

The Company’s liabilities for unpaid claims were as follows ($ in millions):

	December 31, 2021	December 31, 2020
Balance, beginning of period	$262.1	$170.6
Incurred health care costs:
Current year	1,098.9	604.9
Prior years	8.6	11.0
Total claims incurred	$1,107.5	$615.9
Claims paid:
Current year	(552.5)	(356.5)
Prior years	(263.4)	(167.5)
Total claims paid	$(815.9)	$(524.0)
Adjustments to other claims-related liabilities	2.6	(0.4)
Balance, end of period	$556.3	$262.1

We assess the profitability of our managed care capitation arrangement to identify contracts where current operating results or forecasts indicate probable future losses. If anticipated future variable costs exceed anticipated future revenues, a premium deficiency reserve is recognized. No premium deficiency reserves were recorded as of December 31, 2021, 2020 and 2019.

The following tables provide information about incurred and paid claims development as of December 31, 2021, and 2020 ($ in millions):

	Incurred Claims
	For the Periods Ending
Claims Incurred Year	December 31, 2018	December 31, 2019	December 31, 2020	December 31, 2021
2018	$226.7	226.9	226.0	226.0
2019		383.2	394.9	394.6
2020			604.9	613.7
2021				1,098.9
Total				$2,333.2

	Cumulative Paid Claims
	For the Periods Ending
Claims Incurred Year	December 31, 2018	December 31, 2019	December 31, 2020	December 31, 2021
2018	$162.9	219.4	226.0	226.0
2019		226.6	383.2	394.6
2020			356.5	608.5
2021				552.5
Total				$1,781.6
Other claims-related liabilities				4.7
Liability for unpaid claims				$556.3

In accordance with its policy, the Company reviews its estimated liability for unpaid claims on an ongoing basis. During the years ended December 31, 2021 and 2020, this review indicated that actual medical claims expense was higher than prior period estimates as well as a change in our historical payor claim receipt and payment patterns. As a result, during the years ended December 31, 2021 and 2020, the Company updated its estimate of its liability of unpaid claims, primarily based on historical experience of medical claims expense. The result of this updated information was additional medical claims expense related to the year ended December 31, 2019 recorded in 2020 of $11.0 million and additional medical claims expense related to the year ended December 31, 2020 recorded in 2021 of $6.7 million. These prior period amounts are inclusive of prior period incurred claims and provider excess reimbursements.

Note 7. Fair Value MEasurements and Investments

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

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis ($ in millions):

	Fair Value Measurements as of December 31, 2021 using:
	Level 1	Level 2	Level 3	Total
Marketable debt securities:
Commercial paper	$120.8	$-	$-	$120.8
U.S. Treasury obligations	-	26.0	-	26.0
Corporate bonds	-	412.3	-	412.3
Asset-backed securities	-	99.2	-	99.2
Other	-	12.8	-	12.8
Total financial assets	$120.8	$550.3	$-	$671.1
Liabilities:
Convertible senior notes	$-	$752.7	$-	$752.7
Contingent consideration	-	-	21.8	21.8
Total liabilities	$-	$752.7	$21.8	$774.5

The Company measures the fair value of its corporate bonds, U.S. treasury obligations and asset-backed securities by taking into consideration valuations obtained from third-party pricing services. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. There were no investments as of December 31, 2020.

The Company's Convertible Senior Notes are classified within Level 2 of the fair value hierarchy as the valuation inputs are based on quoted prices in an inactive market on the last day in the reporting period. The carrying value of the Convertible Senior Notes was $901.4 million as of December 31, 2021, which is net of unamortized debt issuance and offering costs. There was no debt as of December 31, 2020.

As part of the acquisition of RMD, the Company may be obligated to pay contingent consideration up to a maximum earn-out of $60 million during the fiscal year 2022 or 2023 should the acquired company achieve certain internal volumes in the year following the acquisition. We record the contingent consideration at fair value by calculating the present value of the probability weighted consideration expected to be transferred. The key unobservable inputs used to determine the fair value are the probabilities of achieving the stated objectives. Contingent consideration related to the RMD acquisition is classified within Level 3 of the fair value hierarchy.

During the year ended December 31, 2021, there were no transfers between Levels 1, 2 and 3.

Investments

At December 31, 2021, the Company’s marketable debt securities classified as available-for-sale were as follows ($ in millions):

	December 31, 2021
	Amortized cost	Net unrealized gains (losses)	Fair value
Marketable debt securities:
Commercial paper	$120.9	$(0.1)	$120.8
U.S. Treasury obligations	26.0	(0.0)	26.0
Corporate bonds	413.4	(1.1)	412.3
Asset-backed securities	99.4	(0.2)	99.2
Other	12.8	(0.0)	12.8
Total marketable debt securities	$672.5	$(1.4)	$671.1

These investments in marketable debt securities carry maturity dates between less than one year and five years from date of purchase. The net realized gains and losses were immaterial during the twelve-months ended December 31, 2021. We do not intend to sell these investments, and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost basis. We did not record an allowance for credit losses as of December 31, 2021 as no losses were determined to be caused by credit losses.

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

The Convertible Senior Notes are convertible, subject to certain conditions described below, into shares of our common stock at an initial conversion rate of 12.6328 shares per $1,000 principal amount of the Convertible Senior Notes, which represents an initial conversion price of approximately $79.16 per share, subject to adjustments upon occurrence of certain events set forth in the Indenture. Upon conversion, we will pay or deliver, cash, shares of our common stock or a combination thereof at our election. The maximum number of shares issuable should there be an increase in the conversion rate is 16,561,656 shares of the Company’s common stock.

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

The Convertible Senior Notes and capped call transactions consisted of the following balances reported in the consolidated balance sheet as of December 31, 2021 ($ in millions):

December 31, 2021
Liability component:
Principal	$920.0
Less: debt issuance costs, net of amortization	(18.6)
Net carrying amount	$901.4
Equity component recorded at issuance:
Capped call transactions	$123.6

The Company recognized $3.5 million related to the amortization of debt issuance and offering costs in interest expense, net on the consolidated statements of operations related to the Convertible Senior Notes for year ended December 31, 2021.

NOTE 9. COMMITMENTS AND CONTINGENCIES

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

On November 1, 2021, the Company received a civil investigative demand (“CID”) from the United States Department of Justice. According to the CID, the Department of Justice is investigating whether the Company may have violated the False Claims Act, 31 U.S.C. §§ 3729-3722. The CID requests certain documents and information related to the Company’s relationships with third-party marketing agents and related to the Company’s provision of free transportation to federal health care beneficiaries and requests information and documents related to such matters. We are cooperating with the Department of Justice in response to the CID. We are currently unable to predict the outcome of this investigation or whether litigation is probable. Regardless of the outcome, this inquiry has the potential to have an adverse impact on us due to any related defense and settlement costs, diversion of management resources and other factors.

On January 10, 2022, Reginald T. Allison, individually and on behalf of all others similarly situated, filed a putative class action lawsuit against the Company, Michael Pykosz, our CEO and Timothy Cook, our CFO in the United States District Court for the Northern District of Illinois (Case No. 1:22-cv-00149). The complaint alleges that the Company and these executive officers made false and/or misleading statements and failed to disclose material adverse facts about its business, operations and prospects in violation of Sections 11 and 15 of the Securities Act of 1933, as amended. The plaintiff seeks damages, interest, costs, attorneys’ fees and other unspecified equitable relief. The case is in the very early stages, and a lead plaintiff has not yet been appointed. We are not yet required to and have not filed an answer in this case. The Company intends to vigorously defend this matter. Given the uncertainty of litigation, the preliminary stage of the case, and the legal standards that must be met for, among other things, class certification and success on the merits, the Company cannot estimate the reasonably possible loss or range of loss that may result from this action

Management believes that the Company is in compliance with fraud and abuse as well as other applicable government laws and regulations. Compliance with such laws and regulations, however, is subject to government review and interpretation, as well as regulatory actions unknown at this time.

NOTE 10. LEASES

ASC 842 Disclosures

The Company leases offices, operating facilities, vehicles and IT equipment, which are accounted for as operating leases. These leases have remaining lease terms of up to 30 years, inclusive of renewal or termination options that the Company is reasonably certain to exercise.

Operating lease and variable lease costs are included in cost of care, excluding depreciation and amortization and corporate, general and administrative expenses in the consolidated statements of operations. Variable lease costs are the portion of lease payments that are not fixed over the lease term. Variable lease costs include real estate payments that are adjusted periodically for inflation or other variables as well as payments for taxes, insurance, maintenance and other expenses. Also included in variable lease costs are a portion of the license fee paid to Humana (see Note 16). We expense variable lease costs as incurred. The Company elected to combine lease and non-lease components as a single lease component and not include short-term leases, defined as leases with an initial term of twelve months or less, in its consolidated balance sheets. The Company’s short-term leases are immaterial. The components of lease expense for the Company’s operating leases were as follows for the year ended December 31, 2021 ($ in millions):

For the twelve-months ended December 31, 2021
Operating lease cost	$21.2
Variable lease cost	18.9
Total lease cost	$40.1

The Company entered into operating leases that resulted in $65.6 million of right-of-use assets in exchange for operating lease obligations for the year ended December 31, 2021.

The weighted-average remaining lease term and discount rate for operating lease liabilities included in the consolidated balance sheets are as follows:

December 31, 2021
Weighted-average remaining lease term (in years)	9.9
Weighted-average discount rate	4.17%

The table below presents the future minimum lease payments under the noncancelable operating leases as of December 31, 2021 ($ in millions):

2022	$25.3
2023	24.4
2024	22.4
2025	21.0
2026	20.9
2027	21.3
Thereafter	91.1
Total lease payments	$226.4
Less: imputed interest	(47.1)
Total operating lease liabilities	$179.3
Reported as:
Operating lease liabilities, current (1)	15.1
Long- term operating lease liabilities	164.2
Total operating lease liabilities	$179.3

(1) Included in other liabilities on the consolidated balance sheet

ASC 840 Disclosures

Prior to adoption of ASC 842 as of January 1, 2021, the Company accounted for its lease arrangements under ASC 840, Leases, with no ROU assets or lease liabilities being reflected on the consolidated balance sheets. Therefore, the Company recognized $20.1 million (including $7.9 million of Humana license fee expense) during the year ended December 31, 2020 included in the cost of care and corporate, general and administrative expenses in the consolidated statements of operations. Additionally, the Company recorded $13.5 million at December 31, 2020 of deferred rent that was classified as a long-term liability in the consolidated balance sheets.

NOTE 11. REDEEMABLE INVESTOR UNITS

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

As a result of the above transactions, all units of redeemable investor units then outstanding, totaling 12,472,242 units as well as their undeclared and deemed dividends of $103.6 million, were converted into 184,787,783 shares of common stock and their carrying value, totaling $545.0 million was reclassified into stockholders’ equity on our consolidated balance sheet. See further discussion of the rights and characteristics below related to the investor units.

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

In May 2019, OSH LLC issued 25,518 units of investor units III-D in exchange for $1.5 million. The price per unit was $58.78.

In February 2020, OSH LLC issued 1,471,623 units of investor units III-E in exchange for $230.0 million. The price per unit was $156.29. There was $5.6 million in legal fees recorded as a reduction of equity as result of the capital raise.

Prior to the equity conversion that occurred as a result of the IPO, the redeemable investor units had the following rights and characteristics:

Dividends

Dividends were payable in cash, if declared, by OSH LLC’s Board of Directors or upon a liquidation, deemed liquidation event or as determined by the Board of Directors in its sole discretion. OSH LLC did not declare dividends for the years ended December 31, 2019, 2020, or 2021.

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

The following table shows accumulated dividends on the redeemable investor units on a cumulative basis as of the periods presented below:

	August 10, 2020*			December 31, 2019
	Units	Per Unit	Total	Units	Per Unit	Total
Series
Investor Units I	382,572	$8.53	$3.3	382,572	$7.60	$2.9
Investor Units II	509,796	10.15	5.2	509,796	8.95	4.6
Investor Units III-A – Issued prior to December 1, 2015	1,872,409	10.48	19.6	1,872,409	9.09	17.0
Investor Units III-A – Issued after December 1, 2015	6,043,421	7.90	47.7	6,043,421	6.34	38.3
Investor Units III-B	568,613	5.51	3.1	568,613	4.06	2.3
Investor Units III-C	747,661	11.34	8.5	747,661	8.14	6.1
Investor Units III-D	876,147	8.98	7.9	876,147	5.89	5.2
Investor Units III-E	1,471,623	5.64	8.3	-	-	-
			$103.6			$76.4

* Note these accumulated dividends were included in the pre-IPO equity conversion to common stock discussed in the section “Pre-IPO Equity Conversion” above. As a result, there were no remaining accumulated dividends as of December 31, 2021 and 2020.

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

NOTE 12. STOCKHOLDERS’ EQUITY/MEMBERS’ DEFICIT

Pre-IPO Equity Conversion

The unitholders of OSH LLC immediately prior to the close of the IPO exchanged their founders’ units, incentive units and profits interests in OSH LLC for common stock of the Company as approved by the Board of Directors of the Company, OSH LLC and OSH Management Holdings, LLC (“OSH MH LLC”).

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

The Company’s common stock/units consisted of the following founders’ units, incentive units, profits interests and common stock as of the period ended:

	Founders’ Units (par value of $0.01 per unit)	Incentive Units (par values range from $0.00 to $26.00 per unit)	Profits Interests (no par value)	Common Stock	Total
Balance as of December 31, 2019	606,313	13,755	1,910,796	-	2,530,864
Granted	-	-	1,095,067	-	1,095,067
Tender Offer	(107,208)	(1,142)	(22,801)	-	(131,151)
Exercised	-	-	-	-	-
Repurchased/Forfeited	-	-	(38,146)	(115,799)	(153,945)
Conversion of pre-IPO units	(499,105)	(12,613)	(2,944,916)	-	(3,456,634)
Conversion common stock				222,898,784	222,898,784
Initial Public Offering	-	-	-	17,968,750	17,968,750
Exercised	-	-	-	4,979	4,979
Balances as of December 31, 2020	-	-	-	240,756,714	240,756,714
Forfeited	-	-	-	(203,504)	(203,504)
Vested	-	-	-	65,432	65,432
Options Exercised and Issuance of Common Stock under ESPP	-	-	-	318,823	318,823
Balance as of December 31, 2021	-	-	-	240,937,465	240,937,465

2020 Tender Offer

Upon OSH LLC’s Board of Directors’ approval, OSH LLC issued a Tender Offer to Purchase for cash dated March 30, 2020 (the “2020 Tender Offer”) which expired on April 27, 2020 up to $20.0 million of eligible units at a purchase price of $156.29 per eligible unit. founders’ units, incentive units and profits interests that were not subject to vesting or risk of forfeiture and, if there was a hurdle value applicable to the profits interests, that were awarded prior to March 30, 2018, were eligible to be tendered to OSH LLC for purchase. This 2020 Tender Offer allowed the directors, officers and employees (including the founders) the option to have their eligible units repurchased; unit holders were permitted to sell any number of any class of eligible units, subject to a 10% threshold. The 2020 Tender Offer was not conditioned on any minimum number of eligible units being tendered, and OSH LLC was not contractually obligated to redeem these units.

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

	Number of Units Tendered	Purchase Price per Unit	Total Purchase Price (millions)

Founders’ Units	107,208	$156.29	$16.8
Incentive Units	1,142	156.29	0.1
Profits Interest Hurdle Value $265,158	17,622	136.04	2.4
Profits Interest Hurdle Value $346,107	3,684	129.91	0.5
Profits Interest Hurdle Value $386,277	1,495	126.90	0.2
Total Common Units	131,151		$20.0

The units (including profits interests) were repurchased at an amount per unit in excess of the fair value, which resulted in additional unit-based compensation expense of $0.6 million within corporate, general and administrative expenses in the consolidated statements of operation for the year ended December 31, 2020. Members’ capital cannot be reduced to less than the stated value of common shares outstanding; therefore, any additional value above the remaining ownership is a direct reduction to members’ deficit. Accordingly, $5.9 million was recorded as a reduction in members’ capital and the remaining $13.5 million was recorded in accumulated deficit at the time that the 2020 Tender Offer was completed.

Preferred Stock

In connection with our IPO, we authorized the issuance of 50,000,000 shares of our preferred stock, par value $.001. No issuances have been made to date.

NOTE 13. STOCK AND UNIT-BASED COMPENSATION

Post-IPO Equity Awards

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

Stock Options

The following is a summary of stock option activity transactions as of and for the periods ended December 31, 2021 and 2020:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding, December 31, 2019	-
Conversion	14,313,416	$21.00
Granted	694,350	21.24
Exercised	(6,607)	21.00
Cancelled	(42,190)	21.05
Outstanding, December 31, 2020	14,958,969	$21.01	9.60	$600.6
Granted	352,649	59.15
Exercised	(259,579)	21.02
Cancelled	(106,483)	23.75
Outstanding, December 31, 2021	14,945,556	$21.89	8.61	$177.2
Options exercisable as of December 31, 2021	4,924,527	$21.01	8.60	59.8

The aggregate intrinsic value of options exercised for years ended December 31, 2021 and 2020 was $1.9 million and $0.4 million, respectively.  Aggregate intrinsic value represents the difference between the exercise price of the option and the closing price of the Company’s common stock on the date of exercise. The fair value of options granted for years ended December 31, 2021 and 2020 was $10.0 million and $90.1 million, respectively.

The grant date fair value of stock options granted post-IPO was estimated using a Black-Scholes option-pricing model with the following assumptions presented on a weighted-average basis:

December 31, 2021

Risk-free interest rate	0.83%
Volatility	49.55%
Expected term to expiration (years)	6.25
Expected dividend yield	0.00%
Estimated fair value	$28.29

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

RSAs

The RSAs were granted as part of the pre-IPO conversion (see Note 12).

The following is a summary of RSA transactions as of and for the years ended December 31, 2021 and 2020:

	Unvested Shares	Grant Date Fair Value
Unvested, December 31, 2019	-	-
Conversion	22,612,472	$11.44
Granted	-	-
Vested	(897,555)	3.22
Canceled and forfeited	(115,799)	13.41
Unvested, December 31, 2020	21,599,118	$11.77
Granted	-	-
Vested	(5,304,624)	2.77
Canceled and forfeited	(203,504)	14.29
Unvested, December 31, 2021	16,090,990	$14.71

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

As of December 31, 2021, 125,859 shares of common stock have been purchased under our ESPP. The Company issued 62,575 shares in July 2021 and 63,284 shares in January 2022.

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

Incentive Units Options

All of the incentive units options were converted to common stock (see discussion of the conversion in Note 12) and none of the incentive units options remained outstanding at the end of the period. During the years ended December 31, 2019, 6,000 of the incentive units options were exercised, respectively. At December 31, 2019, 2,000 of the incentive units options remained outstanding at the end of the periods. The options outstanding as of December 31, 2019 had a per unit exercise price of $12.00.

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

The profits interests awards generally vested either over a requisite service period or were contingent upon a performance condition. OSH LLC granted 1,095,067 and 496,763 profits interests awards during the years ended December 31, 2020 and 2019, respectively.

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

Historically, OSH LLC determined the fair value of each award on the date of grant using both the income and market approaches, including the Backsolve method with a risk free rate of 1.58%, volatility of 35.0% and 2.19 years to liquidity assumptions used for grants issued for the year ended December 31, 2019.

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

Prior to the closing of the IPO, the outstanding profits interests were converted into common stock and RSAs and options (see Note 12 for further discussion on the conversion).

The following is a summary of profits interests transactions as well as the profits interests outstanding and their corresponding hurdle values as of and for the years ended December 31, 2020 and 2019:

	Profits Interests	Weighted- Average Grant Date Fair Value

Outstanding, December 31, 2019	1,910,796	$12.68
Granted	1,095,067	55.03
Vested	271,710	8.96
Forfeited/Repurchased	(60,947)	9.75
Conversion	(2,944,916)	28.49
Outstanding, December 31, 2020	-	$-
Vested outstanding, December 31, 2020	-	-
Vested outstanding, December 31, 2019	389,531	-

As of December 31, 2020		As of December 31, 2019
Units Outstanding	Hurdle Value	Units Outstanding	Hurdle Value

-	$265.2	111,076	$234.8
-	346.1	160,492	306.7
-	386.3	45,275	342.3
-	685.4	265,374	609.0
-	782.4	462,292	645.0
-	922.5	521,225	697.7
-	1,582.5	345,062	1,310.0
-		1,910,796

Stock and Unit-Based Compensation Expense

The Company recognized $161.4 million, $77.4 million, and $3.7 million in stock-based compensation expense related to options, RSAs, RSUs and profits interests for the years ended December 31, 2021, 2020 and 2019, respectively. The Company recorded $156.4 million in corporate, general and administrative expenses, $3.4 million in sales and marketing, and $1.6 million in cost of care for the year-ended December 31, 2021. The Company recorded $77.3 million in corporate, general and administrative expenses and $0.1 million in sales and marketing for the year-ended December 31, 2020. The Company recorded the expense for the year-ended December 31, 2019 in corporate, general and administrative expenses.

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

As a result of this conversion and modification of vesting terms from Sponsor’s Exit to service-based vesting, the Company accounted for 984,560 RSAs and options as a Type III modification (the award was not probable to vest prior to the modification but it was probable of vesting under the modified condition). The stock compensation expense recorded for these modifications was $116.3 million and $49.5 million for years ended December 31, 2021 and 2020, respectively.

As of December 31, 2021 and 2020, the Company had approximately $144.3 million and $274.2 million in unrecognized compensation expense related to all non-vested awards (RSAs, options and RSUs) that will be recognized over the weighted-average period of 1.30 and 1.62 years, respectively.

NOTE 14. INCOME TAX

Income tax benefit related to continuing operations differ from the amounts computed by applying the statutory income tax rate of 21% to pretax loss for the years ended December 31, 2021, 2020 and 2019, respectively, were as follows ($ in millions):

	For the twelve-months ended
Income tax provision (benefit)	2021	2020	2019
At statutory rate	$(87.5)	$(40.3)	$(22.5)
State taxes	(12.4)	(2.4)	(2.3)
State valuation allowance	12.0	2.4	2.3
Federal valuation allowance	52.0	16.7	10.2
Stock based compensation	30.0	15.7	-
Partnership book losses not subject to tax	5.6	7.5	12.3
Deferred Tax True-Up	(3.7)	-	-
Permanent items	2.1	0.4	-
Total current income tax benefit	$(1.9)	$-	$-

The current income tax benefit of $1.9 million is comprised of federal income taxes for $1.5 million and state income taxes for $0.4 million. As of December 31, 2021, 2020 and 2019, the Company had no unrecognized tax benefits.

Deferred Tax Assets and Liabilities

Deferred income taxes reflect the net tax effects of loss and credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets for federal and state income taxes as of December 31, 2021 and 2020 were as follows ($ in millions):

Deferred income tax assets:	2021	2020
Federal net operating loss carryforwards	$102.2	$45.8
State net operating loss carryforwards	30.3	15.2
Deferred revenue	7.4	3.8
Reserves and accruals	0.3	0.5
Stock based compensation	3.7	0.8
Interest expense limitation	4.6	4.8
Deferred rent	5.5	5.3
IBNR reserve	0.9	5.4
Payroll accruals	8.4	8.8
Allowance for doubtful accounts	0.8	1.8
Accrued professional fees	0.3	0.8
Other intangibles	2.5	-
Total deferred tax assets	$166.9	$93.0
Valuation allowance	$(159.4)	$(85.8)

Net deferred income tax assets	$7.5	$7.2

Deferred income tax liabilities:
Other intangibles	$(2.2)	$(0.3)
Fixed assets	(1.1)	(4.2)
Prepaids	(1.8)	(1.4)
Outside basis difference in a partnership	(2.4)	(1.3)
Net deferred income tax liabilities	$(7.5)	$(7.2)

Net deferred income taxes	$-	$-

Realization of our deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Because of our lack of U.S. earnings history, the net U.S. deferred tax assets have been fully offset by a valuation allowance.

In evaluating its ability to realize the net deferred tax assets, the Company considered all available positive and negative evidence, including its past operating results and the forecast of future market growth, forecasted earnings, future taxable income, and prudent and feasible tax planning strategies. As of December 31, 2021 and 2020, the Company has recorded a full valuation allowance of $(159.4) million and $(85.8) million, respectively, as the Company has concluded that it is not more likely than not the deferred tax assets will be realized. The valuation allowance increased by $73.6 million for the year ended December 31, 2021 and $64.3 million from continuing operations.

At December 31, 2021, the Company had federal and state net operating loss (“NOLs”) carryforwards of approximately $486.6 million and $428.7 million, respectively. The Federal NOLs arising in taxable years beginning before December 31, 2017, in the amount of $61.2 million, will begin to expire in the year 2035. For Federal NOLs rising in taxable years beginning after December 31, 2017, in the amount of $425.4 million, will be carried forward and have an indefinite life. However, the utilization of the NOLs carryforward is limited to 80% of taxable income. The state NOLs will begin expiring in 2032 and extend through 2040. On October 20, 2021, the Company acquired 100% of the outstanding stock of Rubicon. This transaction resulted in the Company acquiring approximately $35.0 million and $25.0 million of Federal and State NOLs, respectively. These NOLs are subject to Section 382 limitations and are embedded within the totals above.

As a result of the Rubicon transaction, the Company recorded a $1.9 million tax benefit in continuing operations for the period ending December 31, 2021. In accordance with the rules of tax law ordering, the Company performed a scheduling exercise on the acquired taxable temporary differences to determine which deferred tax assets were realizable. This is a one-time purchase accounting tax benefit that was recorded related to Rubicon. In the event of future transactions, additional tax benefits may be deemed necessary.

The Company remains subject to U.S. federal, state and local, or non-U.S., income tax examinations by tax authorities for all years before 2017 to the extent acquired carryover NOLs from 2013-2017 are utilized on the returns. As of December 31, 2021, the tax years 2018 through 2020 remain fully open in the U.S.

The Company recognizes interest and penalties related to income tax matters in income tax expense. The Company had no amounts accrued for interest or penalties for the years ended December 31, 2021 and 2020.

NOTE 15. VARIABLE INTEREST ENTITIES

The Physician Groups or entities were established to employ healthcare providers, contract with managed care payors and to deliver healthcare services to patients in the markets that the Company serves. Oak Street Health, MSO LLC (“OSH MSO”), a wholly owned subsidiary of the Company, was formed in 2013 to provide a wide range of management services to the Physician Groups. Activities include but are not limited to operational support of the centers, marketing, information technology infrastructure and the sourcing and managing of health plan contracts.

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

The tables below illustrate the VIE assets and liabilities and performance of the Physician Groups ($ in millions):

	December 31, 2021	December 31, 2020
Total assets	$596.2	$286.1
Total liabilities	$564.4	$332.1

	Twelve-Months Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Total revenues	$1,424.4	$865.3	$549.0
Medical claims expense	1,107.4	615.9	383.4
Cost of care	149.2	63.8	41.1
Total operating expenses	$1,256.6	$679.7	$424.5

Physician Group revenues consist of amounts recognized for services provided to patients and includes capitated revenue and a portion of the Company’s other revenue and excludes certain care management services. All capitation arrangements are executed at the Physician Group level.

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

There are no restrictions on the Physician Groups’ assets or on the settlement of its liabilities. The assets of the Physician Groups are all current and can be used to settle obligations of the Company. The Physician Groups are included in the Company’s obligated group; thus, creditors of the Company have recourse to the assets owned by the Physician Groups. There are no liabilities for which creditors of the Physician Groups do not have recourse to the general credit of the Company. There are no restrictions placed on the retained earnings or net income of the Physician Groups with respect to potential dividend payments.

NOTE 16. RELATED PARTIES

Humana

Humana held over 5% of our common stock during the year ended December 31, 2021. Additionally, a Humana representative served on our Board of Directors from 2019 until their retirement, effective September 7, 2021. Humana no longer has a representative on the Board of Directors as of September 7, 2021. The Company has capitated managed care contracts with Humana which result in capitated revenue and related receivables. Within the Company’s other revenue, revenues from Humana are included in both fee-for-service revenue and care coordination and care management revenue. The receivable associated with the fee-for-service revenue was recorded in other receivables. The unearned portion of the Care Coordination Payments was recorded as a contract liability in both the current and long-term other liabilities accounts.  The Company also incurs medical claims expense related to the Humana payor contracts which are included in medical claims expense. Related unpaid claims are included in the liability for unpaid claims financial statement caption. The Humana Alliance Provision contains an arrangement for a license fee that is payable by the Company to Humana for the Company’s provision of health care services in certain centers owned or leased by Humana. The license fee is a reimbursement to Humana for its costs of owning or leasing and maintaining the centers, including rental payments, center maintenance or repair expenses, equipment expenses, special assessments, cost of upgrades, taxes, leasehold improvements and other expenses identified by Humana and is included in cost of care expenses, excluding depreciation and amortization in the consolidated statements of operations. The Company also pays Humana rent for the centers we lease from them. Related liabilities associated with this arrangement is recorded within other liabilities on the consolidated balance sheet.

The Company adopted ASC 842 as of January 1, 2021 under the modified retrospective transition method and recorded an ROU asset and liability related to Humana leases (See Note 2 for further details of the adoption of this standard). The related liabilities was recorded in both the current and long-term other liabilities accounts.

The below tables present the balances related to Humana as of December 31, 2021 and 2020 and for the years ended December 31, 2021, 2020 and 2019, respectively ($ in millions):

	December 31, 2021	December 31, 2020
Assets:
Other receivables	$0.2	$0.0
Capitated accounts receivables	105.0	65.7
Operating lease right-of-use assets	70.9	-
Liabilities:
Liability for unpaid claims	$99.1	$78.5
Other liabilities
Short-term license fees	6.3	0.6
Short-term contract liability	6.2	4.0
Operating lease liabilities, current	6.8	-
Long-term operating lease liabilities	66.0	-
Deferred rent	-	0.8
Other long-term liabilities:
Long-term license fees	15.4	7.4
Long-term contract liability	27.7	12.7
Equity:
Additional paid-in capital	$50.0	$50.0

	Twelve-Months Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Revenues:
Capitated revenue	$506.7	$385.7	$307.9
Other revenue:
Care coordination revenue earned	5.4	3.2	2.4
Fee for service revenue	1.1	0.4	0.6
Expenses:
Medical claims expense	$380.5	$254.9	$211.6
Cost of care:
License fee expense	3.1	2.7	2.1
Rent expense	7.4	2.9	1.5

Blue Cross Blue Shield of Rhode Island

Blue Cross Blue Shield of Rhode Island (“BCBSRI”) owns 49.9% of our joint venture, OSH-RI, LLC, and one of our Board members served as president and CEO of BCBSRI through the year ended December 31, 2020. The Board member has not served in this role in 2021, and as such we have only presented 2020 and 2019 information herein. Total capitated revenue associated with the BCBSRI payor contract were $11.3 million and $1.3 million for the years ended December 31, 2020 and 2019, respectively. Capitated receivables from BCBSRI represented $10.0 million of the capitated accounts receivable balance at December 31, 2020.

Total medical claims expenses related to the BCBSRI payor contract were $10.6 million and $1.1 million for the years ended December 31, 2020 and 2019, respectively. Unpaid claims related to these capitated contracts represented $11.1 million of the liability for unpaid claims balances at December 31, 2020.

Consulting Arrangement with an Immediate Family Member of Our Chief Executive Officer

Carolyn Rose, the sister of Michael Pykosz, a member of our Board of Directors and our Chief Executive Officer, has provided us with professional services. Ms. Rose provided services resulting in fees of $0.2 million, $0.3 million and $0.3 million for the years ended December 31, 2021, 2020 and 2019, respectively.

NOTE 17. NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per common share ($ in millions).

	Twelve-Months Ended
	December 31, 2021	December 31, 2020
Numerator:
Net loss	$(414.6)	$(219.3)
Less: Net loss attributable to non-controlling interests	(5.2)	(4.1)
Less: Undeclared and deemed dividends attributable to unitholders prior to restructuring as part of IPO	-	(27.2)
Less: Net loss attributable to OSH LLC prior to restructuring as part of the IPO	-	(67.5)
Net loss attributable to OSH Inc. stockholders	(409.4)	(120.5)
Denominator:
Weighted average common stock outstanding - basic and diluted	222,553,237	218,825,324
Net loss per share – basic and diluted	$(1.84)	$(0.55)

The Company’s potentially dilutive securities, which included outstanding stock options, unvested RSUs, unvested RSAs, shares to be issued under the ESPP and shares issuable upon conversion of our Convertible Senior Notes have been excluded from the computation of diluted net loss per share as the effect would reduce the net loss per share. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share was the same. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share for the periods indicated:

		Twelve-Months Ended
		December 31, 2021	December 31, 2020
Stock options		14,945,556	14,958,969
RSUs		587,794	216,804
RSAs		16,090,990	21,599,118
Employee Stock Purchase Plan		63,284	-
Convertible Senior Notes	*	11,622,176	-
		43,309,800	36,774,891

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

NOTE 18. QUARTERLY FINANCIAL INFORMATION (unaudited)

The following table sets forth selected unaudited quarterly consolidated statements of operations data for each of the eight quarters in the fiscal years 2021 and 2020 ($ in millions). The information for each of these eight quarters has been prepared on the same basis as the audited annual consolidated financial statements included in this Annual Report on Form 10-K and, in the opinion of management, includes all adjustments, which consist only of normal recurring adjustments, necessary for the fair statement of the results of operations for these periods in accordance with GAAP. This data should be read in conjunction with the audited consolidated financial statements and related notes included in this Annual Report on Form 10-K.

	Quarter Ended
	12/31/2021	9/30/2021	6/30/2021	3/31/2021	12/31/2020	9/30/2020	6/30/2020	3/31/2020
Revenues:
Capitated revenue	$382.4	376.7	346.7	291.2	234.9	211.8	208.0	196.6
Other revenue	11.7	12.0	6.4	5.5	13.8	6.1	6.4	5.2
Total revenues	394.1	388.7	353.1	296.7	248.7	217.9	214.4	201.8

Operating expenses:
Medical claims expense	318.1	309.8	281.4	199.7	175.5	154.6	155.5	132.2
Cost of care, excluding depreciation and amortization	90.1	76.3	67.0	60.3	61.0	43.2	39.5	43.8
Sales and marketing	38.9	30.5	25.9	24.1	26.8	15.5	10.1	11.8
Corporate, general and administrative expenses	82.4	77.0	74.2	73.1	73.1	57.1	31.0	24.4
Depreciation and amortization	6.1	4.5	3.9	3.3	3.1	2.9	2.7	2.5
Total operating expenses	535.6	498.1	452.4	360.5	339.5	273.3	238.8	214.7

Loss from operations	(141.5)	(109.4)	(99.3)	(63.8)	(90.8)	(55.4)	(24.4)	(12.9)

Other income/(expense)
Interest expense, net	(0.7)	(0.6)	(1.0)	(0.2)	0.1	(4.0)	(2.4)	(2.4)
Other		-	-	-	(0.1)	0.1	-	0.1
Total other income/(expense)	(0.7)	(0.6)	(1.0)	(0.2)	-	(3.9)	(2.4)	(2.3)
Income before income taxes and non-controlling interests	(142.2)	(110.0)	(100.3)	(64.0)	(90.8)	(59.3)	(26.8)	(15.2)
Provision for income taxes	(1.9)	-	-	-	-	-	-	-
Net loss	$(140.3)	(110.0)	(100.3)	(64.0)	(90.8)	(59.3)	(26.8)	(15.2)

Net loss/(income) attributable to noncontrolling interests	1.7	0.6	2.3	0.6	3.6	0.1	0.1	0.3
Net loss attributable to the Company	$(138.6)	(109.4)	(98.0)	(63.4)	(87.2)	(59.2)	(26.7)	(14.9)
Net loss per share – basic and diluted (1)	$(0.62)	(0.49)	(0.44)	(0.29)	(0.40)	(0.15)	N/A	N/A

[1]Basic and diluted earnings per share of common stock is applicable only for periods after the Company's IPO (See Note 2).