Form 10-Q
period 2022-03-31
Oak Street Health, Inc.
filed 2022-05-04
CIK 1564406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Registrant’s telephone number, including area code: (844) 871-5650

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

As of April 28, 2022, the registrant had 241,074,229 shares of common stock, $0.001 par value per share, outstanding.

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

•	the effect of our relatively limited operating history on investors’ ability to evaluate our current business and future prospects;
•	the viability of our growth strategy and our ability to realize expected results;
•	our ability to manage our growth effectively, execute our business plan, maintain high levels of service and patient satisfaction and adequately address competitive challenges;
•	our ability to attract new patients;
•	the dependence of our revenues and operations on a limited number of key payors;
•	the potential adverse impact of legal proceedings and litigation;
•	the risk of termination or non-renewal of the Medicare Advantage contracts held by the health plans with which we contract, or the termination or non-renewal of our contracts with those plans;
•	the impact on our business from changes in the payor mix of our patients and potential decreases in our reimbursement rates;
•	our ability to compete in the healthcare industry;
•	our ability to timely enroll new physicians and other providers in governmental healthcare programs before we can receive reimbursement for their services;
•	the impact on our business of reductions in Medicare reimbursement rates or changes in the rules governing the Medicare program;
•	our dependence on reimbursements by third-party payors and payments by individuals;
•	our assumption under most of our agreements with health plans of some or all of the risk that the cost of providing services will exceed our compensation;
•	the impact on our business of renegotiation, non-renewal or termination of capitation agreements with health plans;
•	risks associated with estimating the amount of revenues and refund liabilities that we recognize under our risk agreements with health plans;
•	the impact on our business of security breaches, loss of data or other disruptions causing the compromise of sensitive information or preventing us from accessing critical information;
•	the impact on our business of disruptions in our disaster recovery systems or management continuity planning;
•	the impact of reductions in the quality ratings of the health plans we serve;
•	the risk of our agreements with the physician equity holder of our practices being deemed invalid;
•	our ability to maintain and enhance our reputation and brand recognition;
•	our ability to effectively invest in, implement improvements to and properly maintain the uninterrupted operation and data integrity of our information technology and other business systems;
•	our ability to obtain, maintain and enforce intellectual property protection for our technology;

•	the potential adverse impact of claims by third parties that we are infringing on or otherwise violating their intellectual property rights;
•	risks associated with existing securities class action litigation;
•	our ability to protect the confidentiality of our trade secrets, know-how and other internally developed information;
•	the impact of any restrictions on our use of or ability to license data or our failure to license data and integrate third-party technologies;
•	risks associated with our use of “open-source” software;
•	our dependence on our senior management team and other key employees;
•	the concentration of our primary care centers in Illinois, Michigan, Pennsylvania, Ohio and Texas;
•	the impact on our business of an economic downturn;
•	our ability to attract and retain highly qualified personnel;
•	our management team’s limited experience managing a public company;
•	the impact on our business of the termination of our leases, increases in rent or inability to renew or extend leases;
•	the impact of failures by our suppliers, material price increases on supplies, lack of reimbursement for drugs we purchase or limitations on our ability to access new technology or products;
•	our ability to maintain our corporate culture;
•	the impact of competition for physicians and nurses, shortages of qualified personnel and related increases in our labor costs;
•	our ability to attract and retain the services of key primary care physicians;
•	the risk that our submissions to health plans may contain inaccurate or unsupportable information regarding risk adjustment scores of members;
•	our ability to accurately estimate incurred but not reported medical expense;
•	the impact of negative publicity regarding the managed healthcare industry;
•	the impact of state and federal efforts to reduce Medicaid spending;
•	the impact on our centers of adverse weather conditions and other factors beyond our control;
•	factors related to our recent issuance of Convertible Senior Notes (as defined later within this Quarterly Report on Form-10-Q); and
•	our ability to develop and maintain proper and effective internal control over financial reporting.

We derive many of our forward-looking statements from our operating budgets and forecasts, which are based on many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are disclosed under the sections entitled “Risk Factors” in our Form 10-K for the year-ended December 31, 2021 (“2021 Form 10-K”) and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2021 Form 10-K and this Quarterly Report on Form 10-Q. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements as well as other cautionary statements that are made from time to time in our other filings with the Securities and Exchange Commission (“SEC”) and public communications. You should evaluate all forward-looking statements made in this Quarterly Report on Form 10-Q in the context of these risks and uncertainties.

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

PART I	FINANCIAL INFORMATION
Item 1.	FINANCIAL STATEMENTS

OAK STREET HEALTH, INC.

CONSOLIDATED BALANCE SHEETS

($ in millions, except shares/units and per share data)

	March 31, 2022 (unaudited)	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$108.4	$104.7
Restricted cash	16.9	15.7
Other receivables, net (Humana comprised $0.2 as of December 31, 2021)	2.5	3.1
Capitated accounts receivable (Humana comprised $105.0 as of December 31, 2021)	697.0	559.4
Marketable debt securities	551.6	671.1
Prepaid expenses and other current assets	15.2	14.0
Total current assets	1,391.6	1,368.0
Property, plant and equipment, net	166.5	144.8
Goodwill	152.9	152.9
Intangible assets, net	10.4	10.8
Operating lease right-of-use assets (Humana comprised $70.9 as of December 31, 2021)	174.6	157.7
Other long-term assets	7.2	6.9
Total assets	$1,903.2	$1,841.1
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$27.9	$22.1
Accrued compensation and benefits	49.3	41.7
Liability for unpaid claims (Humana comprised $99.1 as of December 31, 2021)	635.9	556.3
Other liabilities (Humana comprised $19.3 as of December 31, 2021)	62.8	44.0
Total current liabilities	775.9	664.1
Long-term debt	902.5	901.4
Long-term operating lease liabilities (Humana comprised $66.0 as of December 31, 2021)	179.4	164.2
Other long-term liabilities (Humana comprised $43.1 as of December 31, 2021)	47.8	55.4
Total liabilities	$1,905.6	$1,785.1
Commitments and Contingencies (Note 10)
STOCKHOLDERS' EQUITY
Preferred stock, par value $0.001; 50,000,000 shares authorized as of March 31, 2022 and December 31, 2021; no shares issued and outstanding as of March 31, 2022 and December 31, 2021	-	-
Common stock, par value $0.001; 500,000,000 shares authorized as of March 31, 2022 and December 31, 2021; 241,071,816 and 240,937,465 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	0.2	0.2
Additional paid-in capital (Humana comprised $50.0 as of December 31, 2021)	1,058.6	1,017.9
Accumulated other comprehensive loss	(4.4)	(1.4)
Accumulated deficit	(1,061.8)	(965.3)
Total stockholders' equity allocated to Oak Street Health, Inc.	(7.4)	51.4
Non-controlling interests	5.0	4.6
Total stockholders' equity	$(2.4)	$56.0
Total liabilities and equity	$1,903.2	$1,841.1

The accompanying notes are an integral part of these consolidated financial statements.

OAK STREET HEALTH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

($ in millions, except shares/units and per share data)

	Three-Months Ended
	March 31,
	2022	2021
Revenues
Capitated revenue (Humana comprised $121.4 for the three-months ended March 31, 2021)	$506.1	$291.2
Other revenue (Humana comprised $1.2 for the three-months ended March 31, 2021)	7.7	5.5
Total revenues	513.8	296.7
Operating expenses
Medical claims expense (Humana comprised $73.0 for the three-months ended March 31, 2021)	379.4	199.7
Cost of care, excluding depreciation and amortization (Humana comprised $2.0 for the three-months ended March 31, 2021)	95.2	60.3
Sales and marketing	33.8	24.1
Corporate, general and administrative	88.7	73.1
Depreciation and amortization	7.8	3.3
Total operating expenses	604.9	360.5
Loss from operations	(91.1)	(63.8)
Other income (expense)
Interest expense, net	(0.6)	(0.2)
Other	(5.0)	-
Total other income (expense)	(5.6)	(0.2)
Net loss	(96.7)	(64.0)
Net loss attributable to non-controlling interests	0.2	0.6
Net loss attributable to Oak Street Health, Inc.	$(96.5)	$(63.4)
Weighted average shares outstanding-basic and diluted	225,645,420	220,736,845
Net loss per common share - basic and diluted	$(0.43)	$(0.29)

The accompanying notes are an integral part of these consolidated financial statements.

OAK STREET HEALTH, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

($ in millions, except shares/units and per share data)

	Three-Months Ended
	March 31,
	2022	2021
Net loss	$(96.7)	$(64.0)
Other comprehensive (loss) income, net of tax
Net unrealized (loss) gain on marketable debt securities, net of tax	(3.0)	-
Comprehensive (loss) income	(99.7)	(64.0)
Less: Comprehensive loss attributable to non-controlling interests	0.2	0.6
Comprehensive loss attributable to Oak Street Health, Inc. common shareholders	$(99.5)	$(63.4)

OAK STREET HEALTH, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY/MEMBERS’ (DEFICIT)

(Unaudited)

($ in millions, except shares and per share data)

	Three-Months Ended
	Common Stock
	Shares Issued	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Equity/Deficit
Balances December 31, 2020	240,756,714	$0.2	$971.8	$(555.8)	$-	$7.0	$423.2
Purchase of capped calls	-	-	(123.6)	-	-	-	(123.6)
Issuance of common stock upon vesting of restricted stock units	17,864	-	-	-	-	-	-
Issuance of common stock upon exercise of options	53,307	-	1.2	-	-	-	1.2
Forfeitures	(43,447)	-	(0.1)	-	-	-	(0.1)
Stock compensation expense	-	-	42.4	-	-	-	42.4
Payments to non-controlling interest	-	-	-	-	-	(1.1)	(1.1)
Net loss	-	-	-	(63.4)	-	(0.6)	(64.0)
Balances March 31, 2021	240,784,438	$0.2	$891.7	$(619.2)	$-	$5.3	$278.0

	Three-Months Ended
	Common Stock
	Shares Issued	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Equity/Deficit
Balances December 31, 2021	240,937,465	$0.2	$1,017.9	$(965.3)	$(1.4)	$4.6	$56.0
Issuance of common stock under the employee stock purchase plan	63,284	0.0	1.8	-	-	-	1.8
Issuance of common stock upon vesting of restricted stock units	49,395	-	-	-	-	-	-
Issuance of common stock upon exercise of options	116,539	0.0	2.2	-	-	-	2.2
Forfeitures	(88,446)	-	(1.2)	-	-	-	(1.2)
Shares withheld related to net share settlement of stock-based awards	(6,421)	0.0	-	-	-	-	-
Stock compensation expense	-	-	40.6	-	-	-	40.6
Purchase of joint venture minority interest	-	-	(2.7)		-	0.6	(2.1)
Net unrealized loss on short-term marketable debt securities	-	-	-	-	(3.0)	-	(3.0)
Net loss	-	-	-	(96.5)	-	(0.2)	(96.7)
Balances March 31, 2022	241,071,816	$0.2	$1,058.6	$(1,061.8)	$(4.4)	$5.0	$(2.4)

The accompanying notes are an integral part of these consolidated financial statements.

OAK STREET HEALTH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

($ in millions)

	March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(96.7)	$(64.0)
Adjustments to reconcile net loss to net cash used in operating activities:
Fair value adjustment to contingent consideration	$5.0	$-
Depreciation and amortization	7.8	3.3
Amortization of discount on debt and related issuance costs	1.1	0.2
Accretion of discounts and amortization of premiums on marketable debt securities	2.3	-
Share-based compensation expense, net of forfeitures	39.4	42.3
Non-cash operating lease costs	5.0	3.5
Changes in assets and liabilities:
Accounts receivable	(136.9)	(38.2)
Other assets	(1.6)	(0.9)
Accounts payable and accrued compensation and benefits	4.3	8.9
Liability for unpaid claims	79.6	12.5
Operating lease liabilities	(4.5)	(3.0)
Other liabilities	4.0	6.6
Net cash used in operating activities	(91.2)	(28.8)
Cash flows from investing activities:
Proceeds from sales and maturities of marketable debt securities	288.2	-
Purchases of marketable debt securities	(174.2)	-
Purchase of business, net of cash acquired	-	(1.0)
Purchases of property and equipment	(19.8)	(7.8)
Net cash provided by (used in) investing activities	94.2	(8.8)
Cash flows from financing activities:
Proceeds from issuance of convertible senior notes, net	-	898.2
Purchase of capped calls	-	(123.6)
Distributions to non-controlling interests	-	(1.1)
Proceeds from exercise of options	2.2	1.2
Proceeds from issuance of common stock under the employee purchase plan	1.8	-
Purchase of joint venture minority interest	(2.1)	-
Net cash provided by financing activities	1.9	774.7
Net increase in cash, cash equivalents and restricted cash	4.9	737.1
Cash, cash equivalents and restricted cash at beginning of the period	120.4	419.7
Cash, cash equivalents and restricted cash at end of the period	$125.3	$1,156.8

	March 31,
	2022	2021
Supplemental disclosure of cash flow information
Unpaid debt offering costs in accounts payable and accrued liabilities	-	0.3
Additions to construction in process funded through accounts payable	9.2	0.6

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

The Company operates primary care centers serving Medicare beneficiaries. The Company, through its centers and management services organization, combines an innovative care model with superior patient experience. The Company invests resources into primary care to prevent unnecessary acute events and manage chronic illnesses. The Company engages Medicare eligible patients through the use of an innovative community outreach approach. Once patients are engaged, the Company integrates population health analytics, social support services and primary care into the care model to drive improved outcomes. The Company contracts with health plans to generate medical costs savings and realize a return on its investment in primary care. As of March 31, 2022, the Company operated 140 centers.

Basis of Presentation and Consolidation

The accompanying unaudited interim consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such regulations. These financial statements have been prepared on a basis consistent with the accounting principles applied for the fiscal year ended December 31, 2021 in the Company’s 2021 Form 10-K filed with the SEC on February 28, 2022. In the opinion of management, all adjustments (consisting of all normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-months ended March 31, 2022, including the impact of COVID-19, are not necessarily indicative of the results that may be expected for any other interim period or the full year ending December 31, 2022.

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

In addition, Oak Street Health owns the majority interest in two joint ventures: OSH-PCJ Joliet, LLC and OSH-RI, LLC, which are consolidated in the Company’s financial statements. In January 2022, the Company paid its former joint venture partner, Evangelical Services Corporation (“ESC”), $2.1 million to acquire their 49.9% ownership in OSH-ESC Joint Venture, LLC. As such, OSH owns 100% of this entity as of March 31, 2022, and the joint venture was effectively dissolved.

 Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company bases its estimates on the information available at the time, its experiences and various other assumptions believed to be reasonable under the circumstances including estimates of the impact of COVID-19. The areas where significant estimates are used in the accompanying financial statements include revenue recognition, the liability for unpaid claims, stock-based compensation, valuation and related impairment recognition of long-lived assets, including intangibles and goodwill and the valuation of stock options. Actual results could differ from those estimates.

COVID-19

Even as the COVID-19 pandemic subsides, disruptions caused by the pandemic, including labor shortages and inflationary pressures, may continue and could, in turn, have a negative impact on the Company. Further, recurring COVID-19 outbreaks, including outbreaks caused by different virus variants, could have the potential to impact the Company and its future results of operations, cash flows and financial position. Over 98% of our total revenues are recurring, consisting of fixed monthly per-patient-per-month capitation payments we receive from Medicare Advantage plans.

On March 27, 2020, the United States President signed into law the Coronavirus Aid, Relief and Economic Securities Act (“CARES Act”) which provides economic assistance to a wide array of industries, including healthcare. This legislation did not have a material impact on our financial statements as of and for the quarter ended March 31, 2022. Refer to our 2021 Form 10-K for details on the prior year impact of the legislation.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company described its significant accounting policies in Note 2 of the Notes to Consolidated Financial Statements for the year ended December 31, 2021 included in its 2021 Form 10-K. During the three months ended March 31, 2022, there were no significant changes to those accounting policies, other than the below and those policies impacted by the new accounting pronouncements adopted during the period and further described below.

Stock-based compensation

The Company accounts for stock-based compensation as an expense in the statements of operations based on the awards' grant date fair values. The Company estimates the fair value of options with service conditions granted using the Black-Scholes option pricing model. Stock options that include service and performance conditions are valued at their grant date using the Black-Scholes model and estimates regarding the probability of achieving the performance metrics. The Black-Scholes option pricing model requires inputs based on certain assumptions, including (a) the fair value per share of the Company's common stock (b) the expected stock price volatility, (c) the expected term of the award, (d) the risk-free interest rate and (e) expected dividends.

The fair value of stock-based payments is recognized as compensation expense, net of actual forfeitures, over the requisite service period, which is generally the vesting period, with the exception of the fair value of stock-based payments for awards that include service and performance conditions which is recognized as compensation expense over the requisite service period as achievement of the performance objective becomes probable.

The Company issued certain performance stock options (“PSOs”) during the first quarter of 2022, that vest based on the satisfaction of certain service and performance-based conditions. The Company estimates compensation expense based on the grant date fair value of the awards and recognizes the expense on a graded vesting basis over the vesting period of the awards. Compensation expense for these awards is recognized only if the Company has determined that it is probable that the performance condition will be met. The Company reassesses the probability of vesting at each reporting period and adjusts compensation expense based on its probability assessment.

Recently Adopted Accounting Pronouncements

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The new guidance requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers, as if it had originated the contracts. Under the current business combinations guidance, such assets and liabilities are recognized by the acquirer at fair value on the acquisition date. The new standard is effective for our fiscal year beginning after December 15, 2022. Early adoption is permitted. The standard will not impact acquired contract assets or liabilities from business combinations occurring prior to the effective date of adoption, and the impact in future periods will depend on the contract assets and contract liabilities acquired in future business combinations. The Company will adopt this guidance in the event of a business combination subsequent to the effective date of the guidance.

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. This update requires annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy. This standard is effective for fiscal years beginning after December 15, 2021 and should be applied prospectively or retrospectively. We have adopted ASU 2021-10 as of January 1, 2022 using the prospective method. This adoption did not have a material impact on our consolidated financial statements or notes to the consolidated financial statements.

NOTE 3. REVENUE RECOGNITION

The Company earns revenue from our capitated arrangements with health plan payers and other revenue arrangements. Other revenue is comprised of ancillary fees earned under contracts with certain managed care organizations for the provision of certain care coordination and care management services; license subscription and fees; and fee for service revenue. Both our capitated and fee-for-service revenue generally relate to contracts with patients in which our performance obligation is to provide and/or manage healthcare services to the patients. Revenues are recorded during the period our obligations to provide healthcare services are satisfied as noted below within each service type.

Our care coordination services include a single performance obligation to stand ready to provide care coordination services to patients, which constitutes a series of distinct service increments. Payments received are recognized in other revenue ratably over the length of contract terms and are refundable on a pro-rata basis to Humana if the Company ceases to provide services at the centers within the length of the term specified in the contracts. Under our care management services, we have a single performance to stand ready to provide care management services, which constitutes a series of distinct service increments.

The Company acquired RubiconMD Holdings, Inc. (“RMD”) on October 20, 2021. RMD is a healthcare technology firm specializing in an online eConsult platform which enables primary care providers to easily access same-day insights from top specialists in order to provide better care for the patients. RMD generates revenue through subscription licenses to access the eConsult platform, as well as providing integration, training and other ad-hoc services. We have identified the performance obligation to be standing ready to provide access to the eConsult platform. Subscription license revenue is recognized when the performance obligation is met over time by either the straight-line method or when services are performed over the terms of the applicable contract. RMD also provides services to assist customers with initial usage and training of the platform. These services are typically provided for a fixed fee and do not have a variable component. We identified the performance obligation is to provide the other professional services, which is typically achieved over time.

Capitated Revenue and Accounts Receivable

The Company had capitated agreements in place with the payors listed below, and the capitated revenue balances by payor for each period presented were as follows:

	For the Three-Months Ended
	March 31, 2022	March 31, 2021
Humana	32%	42%
Wellcare/Meridian	16%	18%
Cigna-HealthSpring	7%	10%
Other	45%	30%

Medicare Part D comprised 2% of capitated revenues for the three-months ended March 31, 2022 and 2021, and 2% and 3% of medical claims expense for the three-months ended March 31, 2022 and 2021, respectively.

For the three-months ended March 31, 2022 and 2021, respectively, we estimate that we will receive an additional $49.2 million and $32.2 million for acuity-related adjustments to be received in subsequent periods.  Under our capitated agreements, we receive a fixed fee per patient, per month (“PPPM”) for services. In certain contracts, PPPM fees also include adjustments for items such as performance incentives or penalties based on the achievement of certain clinical quality metrics as contracted with payors. There were no material PPPM adjustments related to performance incentives or penalties for quality-related metrics for the three-months ended March 31, 2022 and 2021.

Other Revenue

The composition of other revenue for each period was as follows ($ in millions):

	For the Three-Months Ended
	March 31, 2022	March 31, 2021
Care coordination and care management	$1.7	$3.9
License subscription and other fees	3.1	0.0
Fee for service	2.9	1.6
Total other patient service revenue	$7.7	$5.5

As of March 31, 2022 and December 31, 2021, the Company’s contract liabilities related to care-coordination payments totaled $35.3 million and $33.9 million, respectively. The short-term portion is recorded in other liabilities and the long-term portion is included in other long-term liabilities in the accompanying consolidated balance sheets. As of March 31, 2022 and December 31, 2021, we recorded $6.4 million and $6.2 million of short-term contract liabilities, respectively, and $28.9 million and $27.7 million of long-term contract liabilities, respectively.

Note 4. Fair Value MEASUREMENTS AND INVESTMENTS

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

The following table presents information about the Company’s financial assets measured at fair value on a recurring basis ($ in millions):

	Fair Value Measurements as of March 31, 2022 using:			Fair Value Measurements as of December 31, 2021 using:
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Marketable debt securities:
Commercial paper	$111.2	$-	$-	$120.8	$-	$-
U.S. Treasury obligations	-	25.9	-	-	26.0	-
Corporate bonds	-	307.7	-	-	412.3	-
Asset-backed securities	-	88.3	-	-	99.2	-
Other	-	18.5	-	-	12.8	-
Total financial assets	$111.2	$440.4	$-	$120.8	$550.3	$-
Liabilities:
Convertible senior notes	$-	$733.7	$-	$-	$752.7	$-
Contingent consideration	-	-	26.3	-	-	21.8
Total liabilities	$-	$733.7	$26.3	$-	$752.7	$21.8

The Company measures the fair value of corporate bonds, U.S. treasury obligations and asset-backed securities by taking into consideration valuations obtained from third-party pricing services. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. During the three-months ended March 31, 2022, there were no transfers between Levels 1, 2 and 3.

The Company's Convertible Senior Notes are classified within Level 2 of the fair value hierarchy as the valuation inputs are based on quoted prices in an inactive market on the last day in the reporting period.

In connection with the acquisition of RMD on October 20, 2021, the Company recorded a contingent consideration liability of $21.8 million included within other liabilities and other long-term liabilities on the consolidated balance sheets payable upon the achievement of a certain internal volumes in the year following the acquisition. The Company may be obligated to pay contingent consideration up to a maximum earn-out of $60 million during the fiscal year 2022 or 2023. We recorded the contingent consideration at fair value at the date of the acquisition by calculating the present value of the probability weighted consideration expected to be transferred. The key unobservable inputs used to determine the fair value are the probabilities of achieving the stated objectives. The Company assesses the fair value of the contingent consideration liability at each reporting period. Any subsequent changes in the estimated fair value of the liability are recorded in other expenses/ income on the consolidated statements of operations. For the three-months ended March 31, 2022, the Company recorded an expense of $4.5 million within other expenses as result of an increase in probabilities of achieving the stated objectives. Contingent consideration related to the RMD acquisition is classified within Level 3 of the fair value hierarchy. See Note 5 to the Notes to Consolidated Financial Statements included in our 2021 Form 10-K for additional information on the acquisition of RMD.

Investments

At March 31, 2022 and December 31, 2021, the Company’s marketable debt securities classified as available-for-sale were as follows ($ in millions):

	As of March 31, 2022			As of December 31, 2021
	Amortized cost	Net unrealized gains (losses)	Fair value	Amortized cost	Net unrealized gains (losses)	Fair value
Marketable debt securities:
Commercial paper	$111.4	$(0.2)	$111.2	$120.9	$(0.1)	$120.8
U.S. Treasury obligations	26.0	(0.1)	25.9	26.0	-	26.0
Corporate bonds	310.0	(2.3)	307.7	413.4	(1.1)	412.3
Asset-backed securities	88.6	(0.3)	88.3	99.4	(0.2)	99.2
Other	18.6	(0.1)	18.5	12.8	-	12.8
Total marketable debt securities	$554.6	$(3.0)	$551.6	$672.5	$(1.4)	$671.1

These investments in marketable debt securities carry maturity dates between less than one and five years from date of purchase. The net realized gains and losses were immaterial during the three-months ended March 31, 2022. We do not intend to sell these investments, and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost basis. We did not record an allowance for credit losses as of March 31, 2022 and December 31, 2021 as no losses were determined to be caused by credit losses.

NOTE 5. BUSINESS COMBINATIONS, GOODWILL AND INTANGIBLE ASSETS

Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $152.9 million at both March 31, 2022 and December 31, 2021.

Intangible assets with finite useful lives continue to be amortized straight-line over their useful lives. Net intangible assets amounted to $10.4 million and $10.8 million at March 31, 2022 and December 31, 2021, respectively. Accumulated amortization related to intangible assets amounted to $2.1 million and $1.7 million at March 31, 2022 and December 31, 2021, respectively. The Company recorded amortization expense of $0.4 million and $0.1 million for the three-months ended March 31, 2022 and 2021, respectively.

The remaining weighted average amortization period of finite-lived intangibles assets is 6.3 years. The remaining estimated future amortization expense by year, as of March 31, 2022, is presented in the following table:

(in millions)
2022	$1.3
2023	1.7
2024	1.7
2025	1.7
2026	1.7
Thereafter	2.3
Estimated aggregate future intangible asset amortization	$10.4

During the three-months ended March 31, 2022, we made no adjustments to our preliminary allocation of the purchase consideration for the acquisition of RMD. As of March 31, 2022, the purchase price allocation is considered preliminary and subject to adjustment during the measurement period, which is up to one year from the acquisition date.

NOTE 6. LEASES

For the three-months ended March 31, 2022 and 2021 we recorded variable lease costs of $6.0 million and $4.9 million, respectively, and operating leases costs of $7.0 million and $4.5 million, respectively.

The Company entered into new operating leases that resulted in $22.7 million and $7.6 million of right-of-use assets in exchange for operating lease obligations for the three-months ended March 31, 2022 and March 31, 2021, respectively.

The weighted-average remaining lease term and discount rate for operating lease liabilities included in the consolidated balance sheets are as follows:

	March 31, 2022	December 31, 2021
Weighted-average remaining lease term (in years)	9.6	9.9
Weighted-average discount rate	4.12%	4.17%

The table below presents the future minimum lease payments under the noncancelable operating leases as of March 31, 2022 ($ in millions):

(in millions)
2022	$21.6
2023	28.5
2024	26.5
2025	23.5
2026	23.4
2027	23.6
Thereafter	99.6
Total lease payments	$246.7
Less: imputed interest	(50.0)
Total operating lease liabilities	$196.7
Reported as:
Operating lease liabilities, current (1)	17.3
Long- term operating lease liabilities	179.4
Total operating lease liabilities	$196.7

(1) Included in other liabilities on the consolidated balance sheet

NOTE 7. LIABILITY FOR UNPAID CLAIMS

Activity within liabilities for unpaid claims was as follows for the three-months ended March 31, 2022 and 2021 ($ in millions):
	March 31, 2022	March 31, 2021
Balance, beginning of period	$556.3	$262.1
Incurred health care costs:
Current year	377.7	192.3
Prior years	0.8	6.6
Total claims incurred	$378.5	$198.9
Claims paid:
Current year	(32.2)	(20.6)
Prior years	(268.0)	(165.5)
Total claims paid	$(300.2)	$(186.1)
Adjustments to other claims-related liabilities	1.3	(0.3)
Balance, end of period	$635.9	$274.6

We assess the profitability of our managed care capitation arrangements to identify contracts where current operating results or forecasts indicate probable future losses. If anticipated future variable costs exceed anticipated future revenues, a premium deficiency reserve is recognized. No premium deficiency reserves were recorded as of March 31, 2022 and December 31, 2021.

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

The Convertible Senior Notes are convertible into shares of our common stock at an initial conversion rate of 12.6328 shares per $1,000 principal amount of the Convertible Senior Notes, which represents an initial conversion price of approximately $79.16 per share, subject to adjustments upon occurrence of certain events set forth in the Indenture.  Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination thereof at our election.   The maximum number of shares issuable should there be an increase in the conversion rate is 16,561,656 shares of the Company’s common stock.

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

Capped Call Transactions

Concurrently with the pricing of the Convertible Senior Notes, the Company entered into convertible note hedge transactions (the “capped call transactions”) with six initial purchasers or their respective affiliates and other financial institutions (the “option counterparties”) to mitigate the impact of potential economic dilution to our common stock upon conversion of the Convertible Senior Notes. The capped calls were purchased for $123.6 million from the net proceeds from the issuance of the Convertible Senior Notes and have an initial strike price of approximately $79.16 per share, which corresponds to the initial conversion price of the Convertible Senior Notes. The capped call transactions cover, subject to customary adjustments, the number of shares of common stock initially underlying the Convertible Senior Notes. The capped call transactions are expected to offset the potential dilution to the Company’s common stock upon any conversion of Convertible Senior Notes, with such reduction and/or offset subject to a cap initially equal to $138.8750 per share.

The capped call transactions will expire on March 12, 2026. The capped call transactions are separate transactions and are not part of the terms of the Convertible Senior Notes.

The capped call transactions cover, subject to anti-dilution adjustments, approximately 11,622,176  shares of the Company’s common stock. The capped call transactions are subject to either adjustment or termination upon the occurrence of specified extraordinary and disruption events affecting the Company.

The Convertible Senior Notes and capped call transactions consisted of the following balances reported in the consolidated balance sheets as of March 31, 2022 and December 31, 2021 ($ in millions):

	March 31, 2022	December 31, 2021
Liability component:
Principal	$920.0	$920.0
Less: debt issuance costs, net of amortization	17.5	18.6
Net carrying amount	$902.5	$901.4
Equity component recorded at issuance:
Capped call transactions	$123.6	$123.6

The Company recognized $1.1 million and $0.2 million related to the amortization of debt issuance and offering costs in interest expense, net on the consolidated statements of operations related to the Convertible Senior Notes for the three-months ended March 31, 2022 and 2021, respectively. The effective interest rate for both periods was 0.49%.

NOTE 9. STOCK-BASED COMPENSATION

2020 Omnibus Incentive Plan

On August 5, 2020, the Company’s Board of Directors adopted the 2020 Omnibus Incentive Plan (the “2020 Plan,”). Under the 2020 Plan, employees, consultants and directors of the Company and our affiliates that perform services for us are eligible to receive awards. The 2020 Plan provides for the grant of incentive stock options (“ISOs”), non-statutory stock options (“NSOs”), stock appreciation rights, restricted stock awards (“RSAs”), performance awards, other share-based awards (including restricted stock units (“RSUs”)) and other cash-based awards. The maximum number of shares available for issuance under the 2020 Plan may not exceed the sum of (i) 33,473,410 shares and (ii) 21,888,258 shares issued pursuant to restricted shares and the aggregate number of shares that may be issued pursuant to rights granted under the ESPP may not exceed 2,386,875 shares, subject to adjustment in the event of a stock split, stock dividend or other change in our capitalization (subject to annual increases as approved by the Board of Directors).

Stock Options Activity, excluding PSOs

Stock options granted by the Company generally vest over four years with 25% of the option shares vesting each year. Options generally expire ten years from the date of the grant.

The following is a summary of stock option activity, excluding PSOs, as of and for the three-months ended March 31, 2022 and 2021 ($ in millions):

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2020	14,958,969	$21.01	9.60	$600.6
Granted	305,505	59.63
Exercised	(53,307)	21.00
Forfeited	(25,582)	21.07
Outstanding, March 31, 2021	15,185,585	$21.79	9.36	$494.9

Outstanding, December 31, 2021	14,945,566	$21.89	8.61	$177.2
Granted	1,591,865	15.75
Exercised	(116,539)	21.14
Forfeited	(70,612)	23.30
Outstanding, March 31, 2022	16,350,280	$21.29	8.51	$102.5
Exercisable, March 31, 2022	5,768,154	$21.50	8.35	$33.5

The aggregate intrinsic value of options exercised in the three-months ended March 31, 2022 and 2021 was $(1.6) million and $1.8 million, respectively.  Aggregate intrinsic value represents the difference between the exercise price of the option and the closing price of the Company’s common stock on the date of exercise. The fair value of options granted for the three-months ended March 31, 2022 and 2021 was $12.5 million and $8.8  million, respectively.

Performance Stock Options Activity

In February 2022, the Company granted PSOs to certain of its executives, with 50% of the option shares vesting at the end of year two and the remaining 50% of the option shares vesting at the end of year three, subject in each case to the satisfaction of certain performance-based conditions. The PSOs generally expire ten years from the date of the grant. No PSOs were exercised during the three-months ended March 31, 2022, as none have yet vested. The fair value of performance stock options granted for the three-months ended March 31, 2022 was $25.8 million.

The following is a summary of PSO activity as of and for the three-months ended March 31, 2022 ($ in millions):
	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2021	-	$-	-	$-
Granted	3,300,505	15.75	-	-
Vested	-	-	-	-
Forfeited	-	-	-	-
Outstanding, March 31, 2022	3,300,505	$15.75	9.89	$36.7
Exercisable, March 31, 2022	-	$-	-	$-

RSA Activity

The RSAs were granted as part of the pre-IPO conversion. The following is a summary of RSA transactions as of and for the three-months ended March 31, 2022 and 2021:

	Unvested Shares	Grant Date Fair Value
Unvested, December 31, 2020	21,599,118	$11.77
Granted	-	-
Vested	(1,701,267)	1.50
Forfeited	(43,447)	14.05
Unvested, March 31, 2021	19,854,404	$12.65

Unvested, December 31, 2021	16,090,990	$14.71
Granted	-	-
Vested	(1,035,910)	1.91
Forfeited	(88,446)	17.16
Unvested, March 31, 2022	14,966,634	$15.58

RSU Activity

RSUs granted generally vest ratably over four years. The following is a summary of RSU transactions as of and for the three- months ended March 31, 2022 and 2021:

	Unvested Shares	Grant Date Fair Value
Unvested, December 31, 2020	216,804	$32.21
Granted	182,272	59.63
Vested	(17,864)	50.46
Forfeited	(6,130)	21.52
Outstanding, March 31, 2021	375,082	$44.84

Unvested, December 31, 2021	476,628	$47.30
Granted	1,929,327	15.75
Vested	(49,395)	58.39
Forfeited	(11,188)	36.49
Unvested, March 31, 2022	2,345,372	$21.02

Employee Stock Purchase Plan

On August 5, 2020, the Board of Directors adopted, and the OSH LLC’s and OSH MH LLC’s majority unitholders approved, the 2020 Employee Stock Purchase Plan (the “ESPP”) for the issuance of up to a total of 2,386,875 shares of our common stock. In addition, the number of shares available for issuance under the ESPP will be increased annually on January 1 of each calendar year beginning in 2021 and ending in and including 2030, by an amount equal to the lesser of (A) 1% of the shares outstanding on the final day of the immediately preceding calendar year and (B) such smaller number of shares as is determined by our Board of Directors. In no event will more than 30,000,000 shares of our common stock be available for issuance under the ESPP. Each offering period will be approximately six months in duration commencing on January and July 1 of each year and terminating on June 30 or December 31. The ESPP allows participants to purchase common stock through payroll deductions of up to 15% of their eligible compensation. The purchase price of the shares will be 85% of the lower of the fair market value of our common stock on the grant date or purchase date.

No shares of common stock have been purchased under our ESPP during the three-months ended March 31, 2022.

Stock-Based Compensation Expense

The following table is a summary of stock-based compensation expense by function (in millions):

	For the Three-Months Ended
(dollars in millions)	March 31, 2022	March 31, 2021
Cost of care, excluding depreciation and amortization	$0.6	$0.3
Sales and marketing	0.6	0.8
Corporate, general and administrative	38.2	41.2
Total	$39.4	$42.3

As of March 31, 2022 and 2021, the Company had approximately $153.3 million and $251.1 million, respectively, in unrecognized compensation expense related to all non-vested awards (RSAs, options, PSOs and RSUs) that will be recognized over the weighted-average period of 1.50 and 1.49 years, respectively.

Valuation of Stock Options, excluding PSOs

The grant date fair value of stock options that were granted post-IPO was estimated using a Black-Scholes option-pricing model with the following weighted average assumptions:

	March 31, 2022	March 31, 2021
Risk-free interest rate	1.86%	0.79%
Volatility	50.00%	50.00%
Expected term to expiration (years)	6.25	6.25
Expected dividend yield	0.00%	0.00%
Estimated fair value	$7.86	$28.69

Valuation of Performance Stock Options

The grant date fair value of PSOs was estimated using a Black-Scholes option-pricing model with the following weighted average assumptions:

March 31, 2022
Risk-free interest rate	1.86%
Volatility	50.00%
Expected term to expiration (years)	6.18
Expected dividend yield	0.00%
Estimated fair value	$7.82

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

NOTE 10. COMMITMENTS – LITIGATION AND CONTINGENCIES

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

NOTE 11. VARIABLE INTEREST ENTITIES

The Physician Groups (as defined in our 2021 Form 10-K) were established to employ healthcare providers, contract with managed care payors and to deliver healthcare services to patients in the markets that the Company serves.

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

The table below illustrates the VIE assets and liabilities and performance for the Physician Groups as of and for the periods ended ($ in millions):

	March 31, 2022	December 31, 2021
Total assets	$718.2	$596.2
Total liabilities	642.5	564.4

	For the Three-Months Ended
	March 31, 2022	March 31, 2021
Total revenues	$511.4	$294.3
Medical claims expense	378.5	198.9
Cost of care	47.6	32.9
Total operating expenses	$426.1	$231.8

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

NOTE 12. RELATED PARTIES

Humana held over 5% of our common stock until December 31, 2021. Additionally, a Humana representative served on our Board of Directors from 2019 until his retirement, effective September 7, 2021. Humana no longer has a representative on the Board of Directors as of September 7, 2021. Humana is no longer a related party for the year ending December 31, 2022, and as such the Company has included prior year transaction amounts only on the consolidated balance sheet and consolidated statements of operations.

During the year ended December 31, 2021, our related party transactions with Humana included capitated managed care contracts which resulted in capitated revenue and related receivables. Within the Company’s other revenue, revenues from Humana were included in both fee-for-service revenue and care coordination and care management revenue. The receivable associated with the fee-for-service revenue was recorded in other receivables. The unearned portion of the care coordination payments was recorded as a contract liability in both the current and long-term other liabilities accounts.  The Company also incurred medical claims expense related to the Humana payor contracts which are included in medical claims expense. Related unpaid claims were included in the liability for unpaid claims financial statement caption. The Humana Alliance Provision contains an arrangement for a license fee that is payable by the Company to Humana for the Company’s provision of health care services in certain centers owned or leased by Humana. The license fee is a reimbursement to Humana for its costs of owning or leasing and maintaining the centers, including rental payments, center maintenance or repair expenses, equipment expenses, special assessments, cost of upgrades, taxes, leasehold improvements and other expenses identified by Humana and was included in cost of care expenses, excluding depreciation and amortization in the consolidated statements of operations. The Company also pays Humana rent for the centers we lease from them. Related liabilities associated with this arrangement were recorded within other liabilities on the consolidated balance sheet. We will continue to have these transaction types with Humana during the year ended December 31, 2022, however, they are no longer considered related party transactions.

NOTE 13. NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per common share for the three-months ended March 31, 2022 and 2021:

	For the Three-Months Ended
	March 31, 2022	March 31, 2021
Numerator:
Net loss	$(96.7)	$(64.0)
Less: Net loss attributable to non-controlling interests	(0.2)	(0.6)
Net loss attributable to OSH Inc. stockholders	(96.5)	(63.4)
Denominator:
Weighted average common stock outstanding - basic and diluted	225,645,420	220,736,845
Net loss per share – basic and diluted	$(0.43)	$(0.29)

The Company’s potentially dilutive securities, which included stock options, unvested RSUs, unvested RSAs and shares issuable upon conversion of our Convertible Senior Notes, have been excluded from the computation of diluted net loss per share as the effect would reduce the net loss per share. Therefore, the weighted average number of common shares/units outstanding used to calculate both basic and diluted net loss per share was the same. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share for the periods indicated:

		For the Three-Months Ended
		March 31, 2022		March 31, 2021
Stock options		19,650,785		15,185,585
RSUs		2,345,372		375,082
RSAs		14,966,634		19,854,404
Convertible Senior Notes	*	11,622,176	*	11,622,176
		48,584,967		47,037,247

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

The following discussion and analysis is intended to help the reader understand our business, financial condition, results of operations, liquidity and capital resources. This discussion should be read in conjunction with our unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and the accompanying notes as well as the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2021 Form 10-K.

The discussion contains forward-looking statements about the business, operations and financial performance of the Company based on our current expectations that involves risks, uncertainties and assumptions. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed above in “Forward-Looking Statements,” and Part II, Item 1A and those discussed under the “Risk Factors” section in our 2021 Form 10-K.

Business Overview

Oak Street Health, Inc. (collectively referred to as “Oak Street Health,” “OSH,” “we,” “us,” “our” or the “Company”) was formed as a Delaware corporation on October 22, 2019 for the purpose of completing a public offering and related restructuring transactions (collectively referred to as the “IPO”) in order to carry on the business of Oak Street Health, LLC (“OSH LLC”) and its affiliates. As the managing member of OSH LLC, Oak Street Health, Inc. operates and controls all of the business affairs of OSH LLC and its affiliates. Our common stock trades on the New York Stock Exchange (“NYSE”) under the ticker symbol “OSH.”

Oak Street Health was designed to provide and manage Medicare-eligible patients’ total healthcare through capitated, value-based arrangements. We created a new care platform because the then-existing primary care infrastructure was not built with the capacity to drive the significant improvements in cost and quality the current health system needs. We decided to focus on the Medicare market due to its size, growth tailwinds and largely clinically cohesive population. We designed our platform to take risk in managing patients’ health below an agreed-upon baseline cost because we believed there was a meaningful opportunity to produce system-wide cost savings by changing where and how patients’ healthcare is delivered. Our platform’s design has included investments in technology and patient-centered, community-based care delivery to create a different and, we believe, better approach to addressing the needs of high-risk Medicare-eligible patients.

As of March 31, 2022, the Company operated 140 centers across 20 states, which provided care for approximately 175,000 patients. We, together with our affiliated physician practice organizations, employ approximately 5,200 team members, including approximately 500 primary care providers. Our operations are organized and reported under one segment.

COVID-19 Update on our Business

On March 11, 2020, the World Health Organization designated COVID-19 as a global pandemic. The rapid spread of COVID-19 around the world and throughout the United States has altered the behavior of businesses and people, with significant negative effects on federal, state and local economies, the duration of which is unknown at this time. Various policies were implemented by federal, state and local governments in response to the COVID-19 pandemic that caused many people to remain at home and forced the closure of or limitations on certain businesses, as well as suspended elective procedures by health care facilities. The on-going COVID-19 global pandemic disproportionately impacts older adults, especially those with chronic illnesses, which describes many of our patients.

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
•

Temporarily delayed planned openings of new centers from March through August 2020 but have restarted our growth efforts through patient outreach and as of August 2020, we resumed opening new centers and are currently opening centers consistent with our pre-COVID operations;

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

The COVID-19 pandemic has impacted both our per-patient capitated revenue and medical claims expense. Throughout the pandemic, our risk scores for existing Oak Street Health patients have been consistent with our historical experience. New patients in 2021 had lower risk scores than what we would expect based on historical experience, due to a lack of availability of care in 2020 as the healthcare system was inaccessible to non-Oak Street Health patients for several months in 2020 because of local COVID-19 restrictions. As we are able to more completely and accurately document both current and new patients’ health conditions, we expect that risk scores will increase to reflect the true severity of these patients’ conditions, which we would further expect to result in increased revenue for our 2022 fiscal year. It is unknown to us at present how significantly, if at all, this new patient risk score dynamic might impact our business during the full 2022 fiscal year.

As we are financially responsible for essentially all of the healthcare costs associated with our at-risk patients whether we provide that care or a third party provides that care, we suspect that the healthcare costs of patients infected with COVID-19 will be greater than had COVID-19 not occurred. It is impossible, however, to know what other healthcare issues these patients may have encountered in their pre-COVID-19 lives and whether the COVID-19 costs are, or will be, greater or lesser than the costs these patients would otherwise incur. Because of the COVID-19 related volatility in medical cost data in 2020 and 2021 and the surge in COVID-19 cases at the end of 2021 and beginning of 2022, we do not believe that these periods can serve as a reliable basis for estimating our future performance and do not know what the impact from COVID-19 will be on medical costs. Given these factors, per-patient medical costs may be greater for the full 2022 fiscal year than the levels we experienced in our recent historical results. Furthermore, given the time it takes for medical claims to be submitted to Medicare Advantage (“MA”) plans, adjudicated, and sent to us, we believe it will be several quarters before we will be able to accurately calculate the impact on medical claims expense from the COVID-19 pandemic. We do believe, however, that the impact of on per-patient revenue and medical claims related to COVID-19 that we expect to experience will not have a materially detrimental effect on our long-term financial performance in future periods.

The COVID-19 pandemic had an impact on our results from operations, cash flows and financial position for the three-months ended March 31, 2022, primarily as a result of an increase in cases in early 2022 due to the Omicron variant. Based upon claims paid to date, our direct costs related to COVID-19 claims were approximately $72.3 million for the period from March 1, 2020 through March 31, 2022. We estimated that total COVID-19 claims incurred during the three-months ended March 31, 2022 were approximately $10.0 million, which was comparable to our direct COVID-19 claims of $10.4 million for the three-months ended March 31, 2021. We expect to incur additional COVID-19 related costs given the volume of positive cases in our markets. Due to the uncertainty of COVID-19 infection and hospitalization rates, we cannot estimate any incremental COVID-19 related costs we may incur in future periods.

We will continue to closely monitor the COVID-19 pandemic and its continued impact on the economy, our patients and prospective patients and our business. Whereas the progress in mass vaccination programs in the U.S. had prompted state and local governments to lift many of the restrictions on commercial activity, certain restrictions have been reimposed in recent months as a result of the resurgence in COVID-19 cases due to the Delta and Omicron variants. This resurgence, as well as any future variants, remain unresolved and could continue for an extended period of time. Even as the COVID-19 pandemic subsides, disruptions caused by the pandemic, including labor shortages and inflationary pressures, may continue and could, in turn, have a negative impact on the Company. Further, recurring COVID-19 outbreaks, including outbreaks caused by different virus variants, could have the potential to impact the Company and its future results of operations, cash flows and financial position.

The full extent to which the COVID-19 pandemic has and will continue to directly or indirectly impact our business, future results of operations and financial condition will depend on factors that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19 including the impact of new variants of the virus, the actions taken to contain it or treat its impact and the economic impact on our markets. Such factors include, but are not limited to, the scope and duration of stay-at-home practices and business closures and restrictions, rate and effectiveness of vaccinations in the U.S., government-imposed or recommended suspensions of elective procedures, and expenses required for supplies and personal protective equipment. Because of these and other uncertainties, we cannot estimate the length or severity of the impact of the pandemic on our business. Furthermore, because of our business model, the full impact of the COVID-19 pandemic may not be fully reflected in our results of operations and overall financial condition until future periods. We will continue to closely evaluate and monitor the nature and extent of these potential impacts to our business, results of operations and liquidity.

For additional information on the various risks posed by the COVID-19 pandemic, please see “Risk Factors” included in our 2021 Form 10-K.

Key Factors Affecting Our Performance

•

Adding New Patients in Existing Centers: Our ability to add new patients is a key indicator of the market’s recognition of the attractiveness of the Oak Street Platform, both to our patients and MA plan partners, and a key growth driver for the business. As we add patients to our existing centers, we expect these patients to contribute significant incremental economics to Oak Street Health as we leverage our fixed cost base at each center. We grow our patient base through our own internal outreach efforts, which drive most of our new patient growth, as well as assignments from our MA plan partners. We grew our patient base from approximately 109,500 patients as of March 31, 2021 to approximately 175,000 as of March 31, 2022.

•

Expand our Center Base within Existing and New Markets: We believe our core market consists of approximately 27 million patients, and we currently serve 175,000 patients. As a result, there is significant opportunity to expand in our existing markets through the acquisition of new patients to existing centers and addition of new centers. For the long term, these strategically developed new sites allow us to access additional neighborhoods while leveraging our established brand and infrastructure in a market. Our existing markets today represent a small fraction of the overall market opportunity. Based upon our experience to date, we believe our care model can scale nationally, and we therefore expect to selectively and strategically expand into new geographies. Additionally, we began participating in the Global and Direct Contracting Model as of April 1, 2021, which we are hopeful will allow us to manage existing fee-for-service (“FFS”) patients on an at-risk basis. The Direct Contracting Model and the ACO REACH Model, as its successor, create new opportunities for CMS to test an array of financial risk-sharing arrangements in the traditional Medicare fee-for-service population, and it will enable us to assume financial risk for the cost of care for some patients covered by traditional Medicare. Through the Direct Contracting model, CMS aims to transform risk-sharing arrangements in Medicare FFS, empower and engage beneficiaries (or patients or members) in their own care delivery, broaden participation in CMS Innovation Center models, reduce provider burden and shift providers from FFS to value-based payments in primary care. The stated goals of the ACO REACH Model are to advance health equity to bring benefits of accountable care to underserved communities, promote provider leadership and governance, and protect beneficiaries and the mode with more participant vetting, monitoring and greater transparency. There can be no assurances, however, that these or any other payment models that align with our strategy and investments will be continued or changed in ways that could be disadvantageous to our business.

•

Contract with Payors: Our economic model relies on our capitated partnerships with payors and CMS, which manage and market MA plans across the United States. In our short history, we have been able to establish strategic value-based relationships with over 30 different payors as of March 31, 2022, including each of the top 5 national payors by number of MA patients. These existing contracts and relationships and our partners’ understanding of the value of our model reduces the risk of entering into new markets as we typically have payor contracts before entering a new market. Maintaining, supporting, and growing these relationships, particularly as we enter new geographies, is critical to our long-term success.

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

Executive Summary

The following table presents key financial statistics for the three-months ended March 31, 2022 and 2021, respectively ($ in millions):

	For the Three-Months Ended
(dollars in millions)	March 31, 2022	March 31, 2021
Centers	140	86
Total patients	175,000	109,500
At-risk	124,000	75,500
Fee-for-service	51,000	34,000
Total revenues	$513.8	$296.7
Loss from operations 1	$(91.1)	$(63.8)
Net loss 1	$(96.7)	$(64.0)
Platform contribution (Non-GAAP) 2	$39.8	$37.0
Patient contribution (Non-GAAP) 2	$126.7	$91.5
Adjusted EBITDA (Non-GAAP) 2	$(42.4)	$(17.4)
1	Includes stock-based compensation as shown in the table in the Results of Operations section below.
2	See “—Non-GAAP Reconciliations” below for reconciliations to the most directly comparable financial measures calculated in accordance with GAAP and related disclosures.

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

Total Patients

Total patients includes both at-risk MA and Direct Contracting Model patients (those patients for whom we are financially responsible for their total healthcare costs) as well as fee-for-service Medicare patients (those patients for whom our affiliated medical groups submit claims to the federal government for direct reimbursement under the Medicare program or to MA plans with which we do not have value-based arrangements). We define our total at-risk patients as at-risk patients who have selected one of our affiliated medical groups as their provider of primary care medical services as of the end of a particular period or have been aligned under the Direct Contracting program. We define our total fee-for-service Medicare patients as fee-for-service Medicare patients who come to one of our centers for medical care at least once per year. A fee-for-service patient continues to be included in our patient count until the earlier to occur of (a) more than one year since the patient’s last visit, (b) the patient communicates a desire to stop receiving care from us or (c) the patient passes away.

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

Patient Contribution

We define patient contribution as capitated revenue, less medical claims expense. We view patient contribution as all of the dollars available for us to manage our business, including providing care to our patients, investing in marketing to attract new patients to the Oak Street Platform, and supporting the organization through our central corporate infrastructure. We expect that patient contribution will grow year-over-year in absolute dollars as our at-risk patient base continues to grow. We would also expect that our patient contribution per-patient-per-month economics on our at-risk patients will continue to improve the longer our patients are part of the Oak Street Platform as we better understand their health conditions and the patients better engage with our care model. We would expect, however, that our aggregate patient contribution per-patient-per-month economics on our at-risk patients may decrease at an aggregate level to the extent our patient growth skews our mix of patients towards patients newer to the Oak Street Platform. We would also expect to experience seasonality in patient contribution per-patient-per-month with the first quarter generally generating the greatest patient contribution per-patient-per-month, decreasing for the rest of the year. This seasonality is primarily driven by our adding new patients to the Oak Street Platform throughout the year, who generally have lower per-patient capitated revenue compared to our existing patient base.

Platform Contribution

We define platform contribution as total revenues, less the sum of medical claims expense and cost of care, excluding depreciation and amortization. We believe this metric best reflects the economics of our care model as it includes all medical claims expense associated with our patients’ care as well as the costs we incur to care for our patients via the Oak Street Platform. As a center matures, we expect the platform contribution from that center to increase both in terms of absolute dollars as well as a percent of capitated revenue. This increase will be driven by improving patient contribution economics over time as well as our ability to generate operating leverage on the costs of our centers. Our aggregate platform contribution may not increase despite improving economics at our existing centers should we open new centers at a pace that skews our mix of centers towards newer centers. We would expect to experience seasonality in platform contribution due to seasonality in our patient contribution.

Adjusted EBITDA

We define adjusted EBITDA as net loss excluding other income (expense), income taxes, depreciation and amortization, transaction/ offering related costs, one-time litigation costs and stock based compensation. Included in other income (expense) are non-cash fair value adjustments to assets and liabilities recorded in purchase accounting such as earn-out liabilities and intangible assets. We include adjusted EBITDA in this Quarterly Report because it is an important measure upon which our management assesses and believes investors should assess our operating performance. We also consider adjusted EBITDA to be an important measure because it helps illustrate underlying trends in our business and our historical operating performance on a more consistent basis.

Results of Operations

The following tables set forth our results of operations for the periods presented and as a percentage of our total revenues for those periods.

____________

	For the Three-Months Ended
(dollars in millions)	March 31, 2022	March 31, 2021		$ Change	% Change
Revenues:
Capitated revenue	$506.1	$291.2		$214.9	74%
Other revenue	7.7	5.5		2.2	42%
Total revenues	513.8	296.7		217.1	73%
Operating expenses:
Medical claims expense	379.4	199.7		179.7	90%
Cost of care, excluding depreciation and amortization (1)	95.2	60.3		34.9	58%
Sales and marketing (2)	33.8	24.1		9.7	40%
Corporate, general and administrative (3)	88.7	73.1		15.6	21%
Depreciation and amortization	7.8	3.3		4.5	136%
Total operating expenses	604.9	360.5		244.4	68%
Loss from operations	$(91.1)	$(63.8)		$(27.3)	43%
Other income/(expense):
Interest expense, net	(0.6)	(0.2)		(0.4)	200%
Other	(5.0)	-		(5.0)	100%
Total other expense	(5.6)	(0.2)		(5.4)	2700%
Income before income taxes and non-controlling interests	$(96.7)	$(64.0)	$		51%
Provision for income taxes	-	-			-

Net loss	$(96.7)	$(64.0)		$(32.7)	51%
Net loss attributable to noncontrolling interests	0.2	0.6		(0.4)	-67%
Net loss attributable to the Company	$(96.5)	$(63.4)		$(33.1)	52%

(1) Includes stock-based compensation, as follows:	$0.6	$0.3		$0.3	100%
(2) Includes stock-based compensation, as follows:	0.6	0.8		(0.2)	-25%
(3) Includes stock-based compensation, as follows:	38.2	41.2		(3.0)	-7%

	For the Three-Months Ended
	March 31, 2022	March 31, 2021
Revenues:
Capitated revenue	98%	98%
Other revenue	2%	2%
Total revenues	100%	100%
Operating expenses:
Medical claims expense	74%	67%
Cost of care, excluding depreciation and amortization	19%	20%
Sales and marketing	7%	8%
Corporate, general and administrative	17%	26%
Depreciation and amortization	2%	1%
Total operating expenses	118%	122%
Loss from operations	-18%	-22%
Other income/(expense):
Interest expense, net	0%	0%
Other	-1%	0%
Total other expense	-1%	0%
Income before income taxes and non-controlling interests	-19%	-22%
Provision for income taxes	0%	0%

Net loss	-19%	-22%
Net loss attributable to noncontrolling interests	0%	0%
Net loss attributable to the Company	-19%	-22%

Total Revenues

	For the Three-Months Ended
(dollars in millions)	March 31, 2022	March 31, 2021	$ Change	% Change
Revenues:
Capitated revenue	$506.1	$291.2	$214.9	74%
Other revenue	7.7	5.5	2.2	42%
Total revenues	$513.8	$296.7	$217.1	73%

Capitated revenue was $506.1 million for the three-months ended March 31, 2022, an increase of $214.9 million, or 74%, compared to $291.2 million for the three-months ended March 31, 2021. This increase was driven primarily by a 64% increase in total patients under capitated arrangements (including those under Direct Contracting which started as of April 2021), and an increase of approximately 6% in capitated revenue rates primarily due to increased premiums from patients with a higher average level of acuity.

Other revenue was $7.7 million for the three-months ended March 31, 2022, an increase of $2.2 million, or 42%, compared to $5.5 million for the three-months ended March 31, 2021. The increase was driven primarily by our acquisition of RMD on October 20, 2021 and the associated revenues consolidated in our financial statements for the three-months ended March 31, 2022.

Operating Expenses

	For the Three-Months Ended
(dollars in millions)	March 31, 2022	March 31, 2021	$ Change	% Change
Medical claims expense	$379.4	$199.7	$179.7	90%
Cost of care, excluding depreciation and amortization	95.2	60.3	34.9	58%
Sales and marketing	33.8	24.1	9.7	40%
Corporate, general and administrative	88.7	73.1	15.6	21%
Depreciation and amortization	7.8	3.3	4.5	136%
Total operating expenses	$604.9	$360.5	$244.4	68%

Medical claims expense was $379.4 million or 74% of total revenues for the three-months ended March 31, 2022, an increase of $179.7 million, or 90%, compared to $199.7 million or 67% of total revenues for the three-months ended March 31, 2021. The increase was primarily due to a 64% increase in total patients under capitated arrangements (including those under Direct Contracting which started as of April 2021) and a 16% increase in cost per patient. During the three-months ended June 30, 2021, we recorded medical claims expenses that were related to the first quarter of 2021 due to us receiving medical claims data after we reported our first quarter results. These costs, net of prior period development recorded in the first quarter of 2021, were $17.6 million as disclosed in our Form 10-Q for the quarter ended June 30, 2021. When including these costs in the first quarter of 2021, the period in which they were incurred, the year over year increase in medical claims expense per patient as of the three-months ended March 31, 2022 was 6%.

Cost of care, excluding depreciation and amortization was $95.2 million or 19% of total revenues for the three-months ended March 31, 2022, an increase of $34.9 million or 58%, compared to $60.3 million or 20% of total revenues for the three-months ended March 31, 2021. The increase was driven by increases in salaries and benefits of $21.3 million, occupancy costs of $7.5 million and medical supplies and patient transportation costs of $4.3 million, due to growth in both the number of centers we operate and our patient base.

Sales and marketing expense was $33.8 million or 7% of total revenues for the three-months ended March 31, 2022, an increase of $9.7 million, or 40%, compared to $24.1 million or 8% of total revenues for the three-months ended March 31, 2021. The increase was mainly driven by an increase in salaries and benefits of $8.5 million due to headcount growth to support patient growth.

Corporate, general and administrative expense was $88.7 million or 17% of total revenues for the three-months ended March 31, 2022, an increase of $15.6 million, or 21%, compared to $73.1 million or 26% of total revenues for the three-months ended March 31, 2021. The increase was primarily driven by greater salaries and benefits of $11.2 million, an increase in legal and insurance fees of $1.5 million and an increase in technology costs of $1.7 million. These increased costs can be attributed to increased headcount as a result of growth and being a publicly traded company.

Depreciation and amortization expense was $7.8 million or 2% of total revenues for the three-months ended March 31, 2022, an increase of $4.5 million, or 136%, compared to $3.3 million or 1% of total revenues for the three-months ended March 31, 2021. The increases were primarily due to capital expenditures purchased to support the continued growth of our business.

Other (Expense) Income

	For the Three-Months Ended
(dollars in millions)	March 31, 2022	March 31, 2021	$ Change	% Change
Other income (expense):
Interest expense, net	$(0.6)	$(0.2)	$(0.4)	200%
Other	(5.0)	-	(5.1)	100%
Total other (expense) income	$(5.6)	$(0.2)	$(5.4)	2700%

Interest expense was $(0.6) million for the three-months ended March 31, 2022, an increase of $(0.4) million, or 200%, compared to $(0.2) million for the three-months ended March 31, 2021. The increase was primarily due to a full quarter of amortization of debt issuance and offering costs related to the Convertible Senior Notes issued in March 2021.

Other expense was $(5.0) million for the three-months ended March 31, 2022, an increase of $(5.0) million, or 100%, compared to $(0.0) million for the three-months ended March 31, 2021. The increase was primarily due to a fair value adjustment to the contingent consideration related to the acquisition of RMD in October 2021.

Non-GAAP Reconciliations

The following table provides a reconciliation of loss from operations, the most closely comparable GAAP financial measure, to platform contribution:

	For the Three-Months Ended
(dollars in millions)	March 31, 2022	March 31, 2021
Loss from operations	$(91.1)	$(63.8)
Depreciation and amortization	7.8	3.3
Corporate, general and administrative	88.7	73.1
Sales and marketing	33.8	24.1
Stock-based compensation	0.6	0.3
Platform contribution	$39.8	$37.0

The following table provides a reconciliation of loss from operations, the most closely comparable GAAP financial measure, to patient contribution:

	For the Three-Months Ended
(dollars in millions)	March 31, 2022	March 31, 2021
Loss from operations	$(91.1)	$(63.8)
Other revenue	(7.7)	(5.5)
Cost of care, excluding depreciation and amortization	95.2	60.3
Sales and marketing	33.8	24.1
Corporate, general and administrative expenses	88.7	73.1
Depreciation and amortization	7.8	3.3
Patient contribution	$126.7	$91.5

The following table provides a reconciliation of net loss, the most closely comparable GAAP financial measure, to Adjusted EBITDA:

	For the Three Months Ended
(dollars in millions)	March 31, 2022	March 31, 2021
Net loss	$(96.7)	(64.0)
Interest expense, net	0.6	0.2
Fair value adjustment to contingent consideration	5.0	-
Depreciation and amortization	7.8	3.3
Stock-based compensation	39.4	42.3
Litigation costs	1.0	-
Transaction/offering related costs	0.5	0.8
Adjusted EBITDA	$(42.4)	$(17.4)

Liquidity and Capital Resources

Overview

The Company’s long-term capital policy is to: maintain a strong balance sheet and financial flexibility; reinvest in its care model; and invest in strategic opportunities that reinforce its care model and meet return requirements. To date, we have financed our operations through private placements of our equity securities, payments received from various payors, the issuance of Convertible Senior Notes and our IPO. We believe that our access to capital markets will provide adequate resources to fund our short-term and long-term operating and financing needs. As of March 31, 2022, we had cash, restricted cash and cash equivalents of $125.3 million. Our cash and cash equivalents primarily consist of highly liquid investments in money market funds and cash. Since our inception and through March 31, 2022, we have generated significant operating losses from our operations as reflected in our accumulated deficit and negative cash flows from operations.

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

We believe that the proceeds from the convertible debt offering in 2021 are sufficient to satisfy our anticipated cash requirements, which consist of capital expenditures, working capital, and potential acquisition and strategic transactions, for the next twelve months and beyond even with the uncertainty arising from the COVID-19 pandemic. Our assessment of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties. Our actual results and our future capital requirements could vary because of, many factors, including our growth rate, the timing and extent of spending to open new centers and expand into new markets and the expansion of outreach activities.

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

Convertible Senior Notes, Capped Call Transactions and Marketable Debt Securities

In March 2021, we issued $920.0 million aggregate principal amount of Convertible Senior Notes. Concurrently with the pricing of the Convertible Senior Notes, we entered into capped call transactions to mitigate the impact of potential economic dilution to our common stock upon conversion of the Convertible Senior Notes. The Convertible Senior Notes are governed by an Indenture, are general senior, unsecured obligations of the Company and will mature on March 15, 2026, unless earlier redeemed, repurchased or converted. Refer to Note 8, Long-Term Debt, of the Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Total proceeds realized from the sale of the Convertible Senior Notes, net of debt issuance and offering costs of $22.1 million, were $897.9 million. We used approximately $123.6 million of the net proceeds from the issuance of the Convertible Senior Notes to pay the cost of the capped call transactions. We have invested the majority of the proceeds into marketable debt securities for general corporate purposes, which may include working capital, capital expenditures and potential acquisitions and strategic transactions.

The Indenture contains customary covenants related to timely filings and reporting, and customary events of default. As of March 31, 2022, we were in compliance with all covenants under the Indenture.

Changes in Cash Flows

The following table presents a summary of our consolidated cash flows from operating, investing and financing activities for the periods indicated.

	Three-Months Ended March 31,
(dollars in millions)	March 31, 2022	March 31, 2021	$ Change	% Change
Net cash used in operating activities	$(91.2)	$(28.8)	$(62.4)	217%
Net cash provided by (used in) investing activities	94.2	(8.8)	103.0	-1170%
Net cash provided by financing activities	1.9	774.7	(772.8)	-100%
Net change in cash	$4.9	$737.1	$(732.2)	-99%

Operating Activities

For the three-months ended March 31, 2022, net cash used in operating activities was $(91.2) million, an increase of $(62.4) million in cash outflows compared to net cash used in operating activities of $(28.8) million for the three-months ended March 31, 2021. The principal contributors to the year-over-year change in the operating cash flows were as follows:

•	An increase of $(40.9) million in cash outflows related to operating assets and liabilities resulting from
o	Changes in accounts receivable due to the timing of collections and the growth in the number of at-risk patients; and
o	Changes in liability for unpaid claims due to the timing of payments and the growth in the number of at-risk patients.
•

A net change of $(21.5) million in net loss and non-cash charges and credits, primarily due to an increase in net loss for the business, as noted above under “Results of Operations” offset by increased fair value adjustments for contingent consideration and depreciation and amortization.

Investing Activities

For the three-months ended March 31, 2022, net cash provided by investing activities was $94.2 million, an increase of $103.0 million in cash inflows compared to net cash used in investing activities of $(8.8) million for the three-months ended March 31, 2021 due to increases in proceeds from sales and maturities of marketable debt securities, partially offset by purchases of marketable debt securities and increased capital expenditures to support our continued center expansion.

Financing Activities

Cash provided by financing activities for the three-months ended March 31, 2022 was $1.9 million, a decrease of $(772.8) million in cash inflows compared to cash provided by financing activities of $774.7 million for the three-months ended March 31, 2021 due to $898.2 million in net proceeds from the issuance of the Convertible Senior Notes and cash outflows of $123.6 million related to the capped call transactions completed in March 2021.

Contractual Obligations and Commitments

See the Contractual Obligations and Commitments section in Part II, Item 7- “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2021 Form 10-K for our contractual cash obligations as of December 31, 2021. There have been no material changes to the contractual obligations specified therein through March 31, 2022.

Off-Balance Sheet Obligations

As of March 31, 2022, we did not have any significant off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements and accompanying notes have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. The future effects of the COVID-19 pandemic on our results of operations, cash flows and financial position are unclear, however, we believe we have made reasonable estimates and assumptions in preparing the financial statements. Actual results may differ from these estimates. To the extent that there are material differences between these estimates and our actual results, our future financial statements will be affected.

For a description of our critical accounting policies, see “Critical Accounting Policies” in our 2021 Form 10-K. There have been no significant changes in our critical accounting estimate policies or methodologies to our condensed consolidated financial statements.

Recently Adopted Accounting Pronouncements

For a description of recently issued accounting pronouncements, see Note 1 of the Notes to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

ITEM 3. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7A of our 2021 Form 10-K. There have been no material changes in our market risk exposures for the three-months ended March 31, 2022, as compared to those discussed in our 2021 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of March 31, 2022.

Changes to our Internal Controls over Financial Reporting

There were no material changes in our internal control over financial reporting during the three-months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 10, Commitments – Litigation and Contingencies, in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed under Part I, Item 1A “Risk Factors” in 2021 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Unregistered Sales of Equity Securities

None.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Oak Street Health, Inc., dated August 10, 2020 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on August 11, 2020).
3.2	Amended and Restated Bylaws of Oak Street Health, Inc., dated August 10, 2020 (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed on August 11, 2020).
10.1+#	Form of Option Award Agreement (Performance Based) pursuant to Oak Street Health, Inc. Omnibus Incentive Plan, filed herewith.
10.2+#	Form of RSU Award Agreement (Performance Based) pursuant to Oak Street Health, Inc. Omnibus Incentive Plan, filed herewith.
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, filed herewith.
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, filed herewith.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL)

*

The certifications furnished in Exhibit 32.1 and Exhibit 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

+	Indicates a management contract or compensatory plan or arrangement.
#	Certain information in this exhibit was omitted by means of redacting a portion of the text and replacing it with [***].

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Oak Street Health, Inc. (Registrant)

Date: May 4, 2022	By:	/s/Timothy Cook
Timothy Cook
Chief Financial Officer (Principal Financial Officer)