Form 10-Q
period 2022-06-30
Oak Street Health, Inc.
filed 2022-08-03
CIK 1564406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________________
FORM 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                to
Commission File Number: 001-39427
___________________________________
Oak Street Health, Inc.
(Exact Name of Registrant as Specified in its Charter)
___________________________________

Delaware	84-3446686
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
30 W. Monroe Street Suite 1200 Chicago, Illinois 60603	60603
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (844) 871-5650
___________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 28, 2022, the registrant had 241,393,886 shares of common stock, $0.001 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS
Throughout this Quarterly Report on Form 10-Q, we make “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements describe future expectations, plans, results or strategies and can often be identified by the use of terminology such as “may,” “will,” “estimate,” “intend,” “plan,” “continue,” “believe,” “expect,” “anticipate,” “target,” “should,” “could,” “potential,” “opportunity,” “goal” or similar terminology. The forward-looking statements contained in this Quarterly Report on Form 10-Q are generally set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” but may be found in other sections as well. These statements are based upon management’s current expectations, assumptions and estimates and are not guarantees of timing, future results or performance. Therefore, you should not rely on any of these forward-looking statements as predictions of future events. Actual results may differ materially from those contemplated in these statements due to a variety of risks and uncertainties and other factors, including, among other things:
•our history of net losses and our ability to achieve or maintain profitability in an environment of increasing expenses;
•the impact of the Coronavirus disease 2019 (“COVID-19”) pandemic or any other pandemic, epidemic or outbreak of an infectious disease in the United States or worldwide on our business, financial condition and results of operations;
•the effect of our relatively limited operating history on investors’ ability to evaluate our current business and future prospects;
•the viability of our growth strategy and our ability to realize expected results;
•our ability to manage our growth effectively, execute our business plan, maintain high levels of service and patient satisfaction and adequately address competitive challenges;
•our ability to attract new patients;
•the dependence of our revenues and operations on a limited number of key payors;
•the potential adverse impact of legal proceedings and litigation;
•the risk of termination or non-renewal of the Medicare Advantage contracts held by the health plans with which we contract, or the termination or non-renewal of our contracts with those plans;
•the impact on our business from changes in the payor mix of our patients and potential decreases in our reimbursement rates;
•our ability to compete in the healthcare industry;
•our ability to timely enroll new physicians and other providers in governmental healthcare programs before we can receive reimbursement for their services;
•the impact on our business of reductions in Medicare reimbursement rates or changes in the rules governing the Medicare program;
•our dependence on reimbursements by third-party payors and payments by individuals;
•our assumption under most of our agreements with health plans of some or all of the risk that the cost of providing services will exceed our compensation;
•the impact on our business of renegotiation, non-renewal or termination of capitation agreements with health plans;
•risks associated with estimating the amount of revenues and refund liabilities that we recognize under our risk agreements with health plans;
•the impact on our business of security breaches, loss of data or other disruptions causing the compromise of sensitive information or preventing us from accessing critical information;
•the impact on our business of disruptions in our disaster recovery systems or management continuity planning;
•the impact of reductions in the quality ratings of the health plans we serve;
•the risk of our agreements with the physician equity holder of our practices being deemed invalid;

•our ability to maintain and enhance our reputation and brand recognition;
•our ability to effectively invest in, implement improvements to and properly maintain the uninterrupted operation and data integrity of our information technology and other business systems;
•our ability to obtain, maintain and enforce intellectual property protection for our technology;
•the potential adverse impact of claims by third parties that we are infringing on or otherwise violating their intellectual property rights;
•risks associated with existing securities class action litigation;
•our ability to protect the confidentiality of our trade secrets, know-how and other internally developed information;
•the impact of any restrictions on our use of or ability to license data or our failure to license data and integrate third-party technologies;
•risks associated with our use of “open-source” software;
•our dependence on our senior management team and other key employees;
•the concentration of our primary care centers in Illinois, Michigan, Pennsylvania, Ohio and Texas;
•the impact on our business of an economic downturn;
•our ability to attract and retain highly qualified personnel;
•our management team’s limited experience managing a public company;
•the impact on our business of the termination of our leases, increases in rent or inability to renew or extend leases;
•the impact of failures by our suppliers, material price increases on supplies, lack of reimbursement for drugs we purchase or limitations on our ability to access new technology or products;
•our ability to maintain our corporate culture;
•the impact of competition for physicians and nurses, shortages of qualified personnel and related increases in our labor costs;
•our ability to attract and retain the services of key primary care physicians;
•the risk that our submissions to health plans may contain inaccurate or unsupportable information regarding risk adjustment scores of members;
•our ability to accurately estimate incurred but not reported medical expense;
•the impact of negative publicity regarding the managed healthcare industry;
•the impact of state and federal efforts to reduce Medicaid spending;
•the impact on our centers of adverse weather conditions and other factors beyond our control;
•factors related to our issuance of Convertible Senior Notes (as later defined within this Quarterly Report on Form 10-Q); and
•our ability to develop and maintain proper and effective internal control over financial reporting.
We derive many of our forward-looking statements from our operating budgets and forecasts, which are based on many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are disclosed under the sections entitled “Risk Factors” in our Form 10-K for the year-ended December 31, 2021 ("2021 Form 10-K") and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2021 Form 10-K and this Quarterly Report on Form 10-Q. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements as well as other cautionary statements that are made from time to time in our other filings with the Securities and Exchange Commission ("SEC") and public communications. You should evaluate all forward-looking statements made in this Quarterly Report on Form 10-Q in the context of these risks and uncertainties.

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

PART I    FINANCIAL INFORMATION
Item 1.    FINANCIAL STATEMENTS
OAK STREET HEALTH, INC.
CONSOLIDATED FINANCIAL STATEMENTS
For the quarterly period ended June 30, 2022
OAK STREET HEALTH, INC.
CONSOLIDATED BALANCE SHEETS
($ in millions, except shares and per share data)

	June 30, 2022 (unaudited)	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$118.2	$104.7
Restricted cash	18.6	15.7
Other receivables, net (Humana comprised $0.2 as of December 31, 2021)	2.5	3.1
Capitated accounts receivable (Humana comprised $105.0 as of December 31, 2021)	825.7	559.4
Marketable debt securities	429.5	671.1
Prepaid expenses and other current assets	10.6	14.0
Total current assets	1,405.1	1,368.0
Property, plant and equipment, net	184.8	144.8
Goodwill	152.7	152.9
Intangible assets, net	10.0	10.8
Operating right-of-use assets (Humana comprised $70.9 as of December 31, 2021)	303.0	157.7
Other long-term assets	7.6	6.9
Total assets	$2,063.2	$1,841.1
LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)
Current liabilities:
Accounts payable	$23.5	$22.1
Accrued compensation and benefits	47.2	41.7
Liability for unpaid claims (Humana comprised $99.1 as of December 31, 2021)	724.5	556.3
Other liabilities (Humana comprised $19.3 as of December 31, 2021)	102.0	44.0
Total current liabilities	897.2	664.1
Long-term debt	903.6	901.4
Long-term operating lease liabilities (Humana comprised $66.0 as of December 31, 2021)	336.0	164.2
Other long-term liabilities (Humana comprised $43.1 as of December 31, 2021)	28.3	55.4
Total liabilities	2,165.1	1,785.1
Commitments and contingencies (See Note 10)
STOCKHOLDERS' EQUITY/(DEFICIT)
Preferred stock, par value $0.001; 50,000,000 shares authorized as of June 30, 2022 and December 31, 2021; no shares issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Common stock, par value $0.001; 500,000,000 shares authorized as of June 30, 2022 and December 31, 2021; 241,084,244 and 240,937,465 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	0.2	0.2
Additional paid-in capital (Humana comprised $50.0 as of December 31, 2021)	1,108.5	1,017.9
Accumulated other comprehensive loss	(4.8)	(1.4)
Accumulated deficit	(1,210.8)	(965.3)
Total stockholders' equity/(deficit) allocated to Oak Street Health, Inc.	(106.9)	51.4
Non-controlling interests	5.0	4.6
Total stockholders' equity/(deficit)	(101.9)	56.0
Total liabilities and stockholders' equity/(deficit)	$2,063.2	$1,841.1
The accompanying notes are an integral part of these consolidated financial statements.

OAK STREET HEALTH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
($ in millions, except shares and per share data)

	Three-Months Ended		Six-Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Revenues:
Capitated revenue (Humana comprised $127.1 for the three-months ended June 30, 2021 and $248.5 for the six-months ended June 30, 2021)	$516.1	$346.7	$1,022.2	$637.9
Other revenue (Humana comprised $1.5 for the three-months ended June 30, 2021 and $2.7 for the six-months ended June 30, 2021)	7.6	6.4	15.3	11.9
Total revenues	523.7	353.1	1,037.5	649.8
Operating expenses:
Medical claims expense (Humana comprised $105.7 for the three-months ended June 30, 2021 and $178.7 for the six-months ended June 30, 2021)	391.6	281.4	771.0	481.1
Cost of care, excluding depreciation and amortization (Humana comprised $2.3 for the three-months ended June 30, 2021 and $4.3 for the six-months ended June 30, 2021)	98.9	67.0	194.1	127.3
Sales and marketing	42.6	25.9	76.4	50.0
Corporate, general and administrative	94.9	74.2	183.6	147.3
Depreciation and amortization	8.4	3.9	16.2	7.2
Total operating expenses	636.4	452.4	1,241.3	812.9
Loss from operations	(112.7)	(99.3)	(203.8)	(163.1)
Other (expense):
Interest expense, net	(0.5)	(1.0)	(1.1)	(1.2)
Other	(35.1)	—	(40.1)	—
Total other (expense)	(35.6)	(1.0)	(41.2)	(1.2)
Net loss	(148.3)	(100.3)	(245.0)	(164.3)
Net (income)/loss attributable to non-controlling interests	(0.8)	2.3	(0.6)	2.9
Net loss attributable to Oak Street Health, Inc.	$(149.1)	$(98.0)	$(245.6)	$(161.4)
Weighted average common shares outstanding - basic and diluted	226,492,695	221,168,630	226,071,398	221,595,670
Net loss per share – basic and diluted	$(0.66)	$(0.44)	$(1.09)	$(0.73)

The accompanying notes are an integral part of these consolidated financial statements.

OAK STREET HEALTH, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
($ in millions, except shares and per share data)

	Three-Months Ended		Six-Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net loss	$(148.3)	$(100.3)	$(245.0)	$(164.3)
Other comprehensive loss:
Net unrealized loss on marketable debt securities, net of tax	(0.4)	(0.3)	(3.5)	(0.3)
Comprehensive loss	(148.7)	(100.6)	(248.5)	(164.6)
Less: Comprehensive (income)/ loss attributable to non-controlling interests	(0.8)	2.3	(0.6)	2.9
Comprehensive loss attributable to Oak Street Health, Inc.	$(149.5)	$(98.3)	$(249.1)	$(161.7)
The accompanying notes are an integral part of these consolidated financial statements.

OAK STREET HEALTH, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIT)
(Unaudited)
($ in millions, except shares and per share data)

	Three-Months Ended
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Equity/(Deficit)
	Shares Issued	Amount
Balances March 31, 2021	240,784,438	$0.2	891.7	$(619.2)	—	$5.3	$278.0
Issuance of common stock upon vesting of restricted stock units	4,375	—	—	—	—	—	$—
Issuance of common stock upon exercise of options	121,507	—	2.5	—	—	—	$2.5
Shares withheld related to net settlement of stock based awards	(630)	—	—	—	—	—	$—
Issuance of common stock under the employee purchase plan	—	—	—	—	—	—	$—
Forfeitures	(124,136)	—	(0.7)	—	—	—	$(0.7)
Stock-based compensation expense	—	—	41.5	—	—	—	$41.5
Payments from non-controlling interests	—	—	—	—	—	0.1	$0.1
Net unrealized loss on marketable debt securities	—	—	—	—	(0.3)	—	$(0.3)
Net loss	—	—	—	(98.0)	—	(2.3)	$(100.3)
Balances June 30, 2021	240,785,554	0.2	935.0	(717.2)	(0.3)	3.1	$220.8
The accompanying notes are an integral part of these consolidated financial statements.

OAK STREET HEALTH, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIT)
(Unaudited)
($ in millions, except shares and per share data)

	Three-Months Ended
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Equity/(Deficit)
	Shares Issued	Amount
Balances March 31, 2022	241,071,816	$0.2	$1,058.6	$(1,061.7)	$(4.4)	$5.0	$(2.3)
Issuance of common stock upon vesting of restricted stock units	29,606	—	—	—	—	—	—
Issuance of common stock upon exercise of options	2,413	—	0.1	—	—	—	0.1
Shares withheld related to net settlement of stock based awards	(96)	—	—	—	—	—	—
Issuance of common stock under the employee purchase plan	—	—	—	—	—	—	—
Forfeitures	(19,495)	—	(0.2)	—	—	—	(0.2)
Stock-based compensation expense	—	—	50.0	—	—	—	50.0
Payments to non-controlling interests	—	—	—	—	—	(0.8)	(0.8)
Net unrealized loss on marketable debt securities	—	—	—	—	(0.4)	—	(0.4)
Net loss	—	—	—	(149.1)	—	0.8	(148.3)
Balances June 30, 2022	241,084,244	$0.2	$1,108.5	$(1,210.8)	$(4.8)	$5.0	$(101.9)
The accompanying notes are an integral part of these consolidated financial statements.

OAK STREET HEALTH, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIT)
(Unaudited)
($ in millions, except shares and per share data)

	Six-Months Ended
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Equity/(Deficit)
	Shares Issued	Amount
Balances December 31, 2020	240,756,714	$0.2	971.8	$(555.8)	—	$7.0	$423.2
Purchase of capped calls	—	—	(123.6)	—	—	—	$(123.6)
Issuance of common stock upon vesting of restricted stock units	22,239	—	—	—	—	—	$—
Issuance of common stock upon exercise of options	174,814	—	3.6	—	—	—	$3.6
Shares withheld related to net settlement of stock based awards	(630)	—	—	—	—	—	$—
Issuance of common stock under the employee purchase plan	—	—	—	—	—	—	$—
Forfeitures	(167,583)	—	(0.8)	—	—	—	$(0.8)
Stock-based compensation expense	—	—	84.0	—	—	—	$84.0
Payments from non-controlling interests	—	—	—	—	—	0.1	$0.1
Payments to non-controlling interests	—	—	—	—	—	(1.1)	$(1.1)
Net unrealized loss on marketable debt securities	—	—	—	—	(0.3)	—	$(0.3)
Net loss	—	—	—	(161.4)	0	(2.9)	$(164.3)
Balances June 30, 2021	240,785,554	0.2	935.0	(717.2)	(0.3)	3.1	220.8
The accompanying notes are an integral part of these consolidated financial statements.

OAK STREET HEALTH, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIT)
(Unaudited)
($ in millions, except shares and per share data)

	Six-Months Ended
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Equity/(Deficit)
	Shares Issued	Amount
Balances December 31, 2021	240,937,465	$0.2	$1,017.9	$(965.3)	$(1.4)	$4.6	$56.0
Issuance of common stock upon vesting of restricted stock units	79,001	—	—	—	—	—	—
Issuance of common stock upon exercise of options	118,952	—	2.3	—	—	—	2.3
Shares withheld related to net settlement of stock based awards	(6,517)	—	—	—	—	—	—
Issuance of common stock under the employee purchase plan	63,284	—	1.8	—	—	—	1.8
Forfeitures	(107,941)	—	(1.4)	—	—	—	(1.4)
Stock-based compensation expense	—	—	90.6	—	—	—	90.6
Payments to non-controlling interest	—	—	—	—	—	(0.8)	(0.8)
Purchase of joint venture minority interest	—	—	(2.7)	—	—	0.6	(2.1)
Net unrealized loss on marketable debt securities	—	—	—	—	(3.5)	—	(3.5)
Net loss	—	—	—	(245.6)	—	0.6	(245.0)
Balances June 30, 2022	241,084,244	$0.2	$1,108.5	$(1,210.8)	$(4.8)	$5.0	$(101.9)
The accompanying notes are an integral part of these consolidated financial statements.

OAK STREET HEALTH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)
(Unaudited)

	Six-Months Ended
	June 30, 2022	June 30, 2021
Cash flows from operating activities:
Net loss	$(245.0)	$(164.3)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on debt and related issuance costs	2.2	1.3
Accretion of discounts and amortization of premiums on short-term marketable securities, net	4.2	0.4
Fair value adjustment to contingent consideration	38.2	—
Depreciation and amortization	16.2	7.2
Non-cash operating lease costs	20.3	7.3
Stock-based compensation, net of forfeitures	89.2	83.2
Change in operating assets and liabilities, net of impact of acquisitions:
Accounts receivables	(265.6)	(127.7)
Other assets	2.9	(0.9)
Accounts payable and accrued compensation and benefits	1.1	12.2
Liability for unpaid claims	168.2	95.4
Operating lease liabilities	(11.1)	(6.6)
Other liabilities	(0.1)	10.5
Net cash used in operating activities	$(179.4)	(82.0)
Cash flows from investing activities:
Proceeds from sales and maturities of marketable debt securities	$545.9	2.2
Purchases of marketable debt securities	(311.8)	(672.0)
Purchase of business, net of cash acquired	0.2	(1.0)
Purchases of property and equipment	(39.7)	(18.0)
Net cash provided by (used by) investing activities	$194.6	(688.8)
Cash flows from financing activities:
Proceeds from borrowings on Convertible Senior Notes, net	$—	897.9
Purchase of capped calls	—	(123.6)
Capital contributions from non-controlling interests	—	0.1
Capital contributions to non-controlling interests	(0.8)	(1.1)
Purchase of joint venture minority interest	(2.1)	—
Proceeds from exercise of options	2.3	3.6
Proceeds from issuance of common stock under the employee purchase plan	1.8	—
Net cash provided by financing activities	$1.2	776.9
Net change in cash, cash equivalents and restricted cash	16.4	6.1
Cash, cash equivalents and restricted cash, beginning of period	120.4	419.7
Cash, cash equivalents and restricted cash, end of period	$136.8	$425.8
Supplemental disclosures
Additions to construction in process funded through accounts payable	15.7	2.1
The accompanying notes are an integral part of these consolidated financial statements.

OAK STREET HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1. ORGANIZATION AND NATURE OF BUSINESS
Description of Business
Oak Street Health, Inc. (collectively with its consolidated subsidiaries is referred to as “Oak Street Health,” “OSH,” “we,” “us,” “our” or the “Company”) was formed as a Delaware corporation on October 22, 2019 for the purpose of completing a public offering and related reorganization transactions (collectively referred to as the “IPO”) in order to carry on the business of Oak Street Health, LLC (“OSH LLC”) and its affiliates. On August 10, 2020, the Company completed its IPO. As the managing member of OSH LLC, Oak Street Health, Inc. operates and controls all of the business affairs of OSH LLC and its affiliates.
The Company operates primary care centers serving Medicare beneficiaries. The Company, through its centers and management services organization, combines an innovative care model with superior patient experience. The Company invests resources into primary care to prevent unnecessary acute events and manage chronic illnesses. The Company engages Medicare eligible patients through the use of an innovative community outreach approach. Once patients are engaged, the Company integrates population health analytics, social support services and primary care into the care model to drive improved outcomes. The Company contracts with health plans to generate medical costs savings and realize a return on its investment in primary care. As of June 30, 2022, the Company operated 144 centers.
Basis of Presentation and Consolidation
The accompanying unaudited interim consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such regulations that would substantially duplicate the disclosures contained in the Company's annual audited consolidated financial statements. These financial statements have been prepared on a basis consistent with the accounting principles applied for the fiscal year ended December 31, 2021 in the Company’s 2021 Form 10-K filed with the SEC. In the opinion of management, all adjustments (consisting of all normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six-months ended June 30, 2022, including the impact of COVID-19, are not necessarily indicative of the results that may be expected any other interim period for or for the year ending December 31, 2022.
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
In addition, Oak Street Health is the majority interest owner in two joint ventures: OSH-PCJ Joliet, LLC ("PCJ JV") and OSH-RI, LLC ("RI JV"), which are consolidated in the Company’s financial statements. In April 2022, distributions were made from OSH-PCJ Joliet, LLC to Oak Street Health MSO, LLC, a subsidiary of the Company that holds 50.1% ownership interest in PCJ JV, and Primary Care Physicians of Joliet, an unaffiliated third party that holds 49.9% ownership interest in PCJ JV, totaling $0.8 million to both owners. In January 2022, the Company paid a former joint venture partner, Evangelical Services Corporation, $2.1 million to acquire its 49.9% ownership interest in OSH-ESC Joint Venture, LLC. As such, OSH owned 100% of this entity as of March 31, 2022, and the joint venture was effectively dissolved.
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
On March 27, 2020, the United States President signed into law the Coronavirus Aid, Relief and Economic Securities Act (“CARES Act”) which provides economic assistance to a wide array of industries, including healthcare. This legislation did not have a material impact on our financial statements as of and for the six-months ended June 30, 2022. Refer to our 2021 Form 10-K for details on the prior year impact of the legislation.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company described its significant accounting policies in Note 2 of the notes to consolidated financial statements for the year ended December 31, 2021 included in its 2021 Form 10-K. During the six-months ended June 30, 2022, there were no significant changes to those accounting policies, other than those noted below and those policies impacted by the new accounting pronouncements adopted during the period and further described below.
Stock-based compensation expense
The Company accounts for stock-based compensation as an expense in the statements of operations based on the awards' fair values at their respective grant dates. The Company estimates the fair value of options with service conditions granted using the Black-Scholes option pricing model. Stock options that include service and performance conditions are valued at their grant date using the Black-Scholes model and estimates regarding the probability of achieving the performance metrics. The Black-Scholes option pricing model requires inputs based on certain assumptions, including (a) the fair value per share of the Company's common stock (b) the expected stock price volatility, (c) the expected term of the award, (d) the risk-free interest rate and (e) expected dividends.

The fair value of stock-based awards is recognized as compensation expense, net of actual forfeitures, over the requisite service period, which is generally the vesting period, with the exception of the fair value of stock-based payments for awards that include service and performance conditions which is recognized as compensation expense over the requisite service period as achievement of the performance objective becomes probable.

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

The Company issued certain performance stock units ("PSUs") during the second quarter of 2022. The awards will vest based on the satisfaction of certain service conditions and performance-based conditions. The Company estimates compensation expense based on the grant date fair value of the awards and recognized the expense on a straight-line basis over the vesting period of the award. Compensation expense for these awards is recognized only if the Company has determined that it is probable that the performance condition will be met. The Company reassesses the probability of vesting at each reporting period and adjusts compensation expense based on its probability assessment.

Correction of immaterial error in previously issued financial statements
The Company has arrangements with Humana, that include a license fee payable by the Company to Humana for the Company’s provision of health care services in certain centers owned or leased by Humana. The license fee is a reimbursement to Humana for its costs of owning or leasing and maintaining the centers, including rental payments, center maintenance or repair expenses, equipment expenses, special assessments, cost of upgrades, taxes, leasehold improvements and other expenses identified by Humana. During the second quarter of 2022, the Company reassessed the nature of its license fee arrangements and determined that the reimbursement for leasehold improvements included in the license fee payments should be included as a lease component and accounted for under ASC 842, Leases ("ASC 842"). As previously disclosed in the Company's 2021 Form 10-K, the Company adopted ASC 842 effective January 1, 2021 under the modified retrospective transition method.
The Company considered the guidance Accounting Standards Codification 250, Accounting Changes and Error Corrections as well as the guidance in SEC Staff Bulletin 99, Materiality and concluded that the error was immaterial to the Company's previously issued interim and annual consolidated financial statements. The Company has corrected the cumulative impact of the error within this Quarterly Report on Form 10-Q. The table below summarizes the prior period impact recorded to the consolidated balance sheet as of June 30, 2022:

Adjustments
Operating lease right-of-use assets	103.8
Total assets	103.8
Other liabilities	(1.4)
Total current liabilities	(1.4)
Other long-term liabilities	(18.9)
Long-term operating lease liabilities	120.5
Total liabilities	100.2
Additionally, we recorded a decrease to cost of care, excluding depreciation and amortization, within the consolidated statements of operations of $3.6 million and impact of $0.02 to our net loss per share- basic and diluted for the three and six-months ended June 30, 2022. There was no impact to the consolidated statement of cash flows or the consolidated statements of equity/(deficit).
Recently Adopted Accounting Pronouncements
In October 2021, the FASB issued Accounting Standard Update ("ASU") 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The new guidance requires contract assets and liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers, as if it had originated the contracts. Under the current business combinations guidance, such assets and liabilities are recognized by the acquirer at fair value on the acquisition date. The new standard is effective for our fiscal year beginning after December 15, 2022. Early adoption is permitted. The standard will not impact acquired contract assets or liabilities from business combinations occurring prior to the effective date of adoption, and the impact in future periods will depend on the contract assets and contract liabilities acquired in future business combinations. The Company will adopt this guidance in the event of a business combination subsequent to the effective date of the guidance.

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

Recent Accounting Pronouncements Not Yet Adopted
In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820) of Equity Securities Subject to Contractual Sale Restrictions. The new guidance clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments also clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. The guidance is required to be adopted by January 1, 2024, and we do not anticipate this standard update will have a material impact on our consolidated financial statements or notes to the consolidated financial statements.
NOTE 3. REVENUE RECOGNITION
The Company earns revenue from our capitated arrangements with health plan payers and other revenue arrangements. Other revenue is comprised of ancillary fees earned under contracts with certain managed care organizations for the provision of certain care coordination and care management services; license subscription and fees; and fee-for- service revenue. Both our capitated and fee-for-service revenue generally relate to contracts with patients in which our performance obligation is to provide and/or manage healthcare services to the patients. Revenues are recorded during the period our obligations to provide healthcare services are satisfied as noted below within each service type.
Our care coordination services include a single performance obligation to stand ready to provide care coordination services to patients, which constitutes a series of distinct service increments. Payments received are recognized in other revenue ratably over the length of contract terms and are refundable on a prorata basis to Humana if the Company ceases to provide services at the centers within the length of the term specified in the contracts. Under our care management services, we have a single performance to stand ready to provide care management services, which constitutes a series of distinct service increments.
The Company acquired RubiconMD Holdings, Inc. (“RMD”) on October 20, 2021. RMD is a healthcare technology company specializing in an online eConsult platform which enables primary care providers to easily access same-day insights from top specialists in order to provide better care for their patients. RMD generates revenue by providing subscription licenses to its customers to access the eConsult platform, as well as providing integration, training and other ad-hoc services. We have identified the performance obligation to be standing ready to provide access to the eConsult platform. Subscription license revenue is recognized when the performance obligation is met over time by either the straight-line method or when services are performed over the terms of the applicable contract. RMD also provides services to assist customers with initial usage and training of the platform. These services are typically provided for a fixed fee and do not have a variable component. We identified the performance obligation is to provide the other professional services, which is typically achieved over time.
Capitated Revenue and Accounts Receivable
The Company has agreements in place with the payors listed below, and payor sources of capitated revenue for each period presented were as follows:

	For the three-months ended		For the six-months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Humana	32%	37%	32%	39%
Wellcare/Meridian	18%	17%	17%	17%
Other	50%	46%	51%	44%
Medicare Part D comprised 2% of capitated revenues for the three and six-months ended June 30, 2022 and June 30, 2021. Medicare Part D comprised 2% of medical claims expense for the three and six-months ended June 30, 2022. Medicare Part D comprised 3% of medical claims expense for the three and six-months ended June 30, 2021.
For the six-months ended June 30, 2022 and 2021, respectively, we estimate that we will receive an additional $100.4 million and $67.1 million for acuity-related adjustments to be received in subsequent periods. Under our capitated revenue arrangements, we receive a fixed fee per patient, per month ("PPPM") for services. In certain contracts, PPPM fees also include adjustments for items such as performance incentives or penalties based on the achievement of certain clinical quality metrics as contracted with payors. There were no material PPPM adjustments related to performance incentives/penalties for quality-related metrics for the three and six-months ended June 30, 2022 and 2021.
Other Revenue
The composition of other revenue for each period was as follows ($ in millions):

	For the three-months ended		For the six-months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Care coordination and care management services	$1.7	$4.6	3.4	$8.6
License subscription and other fees	3.1	—	6.2	—
Fee for service	2.8	1.8	5.7	3.3
Total other revenue	$7.6	$6.4	15.3	$11.9
As of June 30, 2022 and December 31, 2021, the Company’s contract liabilities related to the Humana care coordination payments totaled $34.5 million and $33.9 million, respectively. The short-term portion is recorded in other liabilities and the long-term portion is included in other long-term liabilities in the accompanying consolidated balance sheets. As of June 30, 2022 and December 31, 2021, we recorded $6.3 million and $6.2 million of short-term contract liabilities, respectively, and $28.2 million and $27.7 million of long-term contract liabilities, respectively.
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
The following tables present information about the Company’s financial assets measured at fair value on a recurring basis ($ in millions):

	Fair Value Measurements as of June 30, 2022 using:			Fair Value Measurements as of December 31, 2021 using:
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Marketable debt securities:
Commercial paper	$73.3	$—	$—	$120.8	$—	$—
U.S. Treasury obligations	—	12.9	—	—	26.0	—
Corporate bonds	—	240.4	—	—	412.3	—
Asset-backed securities	—	60.6	—	—	99.2	—
Other	—	42.3	—	—	12.8	—
Total financial assets	$73.3	$356.2	$—	$120.8	$550.3	$—
Liabilities:
Convertible senior notes	$—	$653.9	$—	$—	$752.7	$—
Contingent consideration[1]	—	—	—	—	—	21.8
Total liabilities	$—	$653.9	$—	$—	$752.7	$21.8
[1] During the quarter-ended June 30, 2022, RMD achieved both earn-out hurdles. As such, the Company no longer measured the fair value of the contingent consideration and instead recorded the maximum earn-out as an amount payable to RMD as of June 30, 2022. See Footnote 5 for further detail.

The Company measures the fair value of corporate bonds, U.S. treasury obligations and asset-backed securities by taking into consideration valuations obtained from third-party pricing services. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. During the three and six-months ended June 30, 2022, there were no transfers between Levels 1, 2 and 3.
The Company's Convertible Senior Notes are classified within Level 2 of the fair value hierarchy as the valuation inputs are based on quoted prices in an inactive market on the last day in the reporting period.

Investments
At June 30, 2022, the Company’s marketable debt securities classified as available-for-sale were as follows ($ in millions):

	June 30, 2022			December 31, 2021
	Amortized cost	Net unrealized gains (losses)	Fair value	Amortized cost	Net unrealized gains (losses)	Fair value
Marketable debt securities:
Commercial paper	$73.5	$(0.2)	$73.3	$120.9	$(0.1)	$120.8
U.S. Treasury obligations	$13.0	(0.1)	12.9	$26.0	—	26.0
Corporate bonds	$243.2	(2.8)	240.4	$413.4	(1.1)	412.3
Asset-backed securities	$60.8	$(0.2)	60.6	$99.4	$(0.2)	99.2
Other	$42.5	(0.2)	42.3	$12.8	—	12.8
Total marketable debt securities	$433.0	$(3.5)	$429.5	$672.5	$(1.4)	$671.1
These investments in marketable debt securities carry maturity dates of less than five years from the date of purchase. The net realized gains and losses were immaterial during the three and six-months ended June 30, 2022. We do not intend to sell these investments, and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost basis. We did not record an allowance for credit losses as of June 30, 2022 or December 31, 2021 as no losses were determined to be caused by credit losses.
NOTE 5. BUSINESS COMBINATIONS, GOODWILL AND INTANGIBLE ASSETS
Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $152.7 million and $152.9 million at June 30, 2022 and December 31, 2021, respectively.
Intangible assets with a finite useful life continue to be amortized over their useful lives. Net intangible assets amounted to $10.0 million and $10.8 million at June 30, 2022 and December 31, 2021, respectively. Accumulated amortization related to intangible assets amount to $2.5 million and $1.7 million at June 30, 2022 and December 31, 2021, respectively. The Company recorded amortization expense of $0.4 million and $0.1 million for the three-months ended June 30, 2022 and 2021, respectively. The Company recorded amortization expense of $0.8 million and $0.2 million for the six-months ended June 30, 2022 and 2021, respectively.
The remaining weighted average amortization period of finite-lived intangible assets is 6.0 years. The remaining estimated future amortization expense by year, as of June 30, 2022, is presented in the following table:

(in millions)
2022	$0.9
2023	1.7
2024	1.7
2025	1.7
2026	1.7
Thereafter	2.3
Estimated aggregate future intangible asset amortization	$10.0
During the six-months ended June 30, 2022, we made a $0.2 million adjustment to our preliminary allocation of the purchase consideration for the RMD acquisition related to finalized net working capital adjustments. As of June 30, 2022, the purchase price allocation is considered preliminary and subject to adjustment during the measurement period, which is up to one year from the acquisition date. During the six-months ended June 30, 2022, RMD achieved certain internal volumes required to earn the maximum earn-out consideration of $60.0 million. The earn-out consideration payable is recorded in other current liabilities on our consolidated balance sheet. Additionally, the change in fair value of the contingent consideration liability is recorded in other income (expense) on the consolidated statement of operations. For the three and six-months ended June 30, 2022, the Company recorded $33.7 million and $38.2 million within our other expenses as a result of RMD achieving the maximum earn-out consideration. This amount will be paid to RMD's shareholders in the third quarter of 2022. Per the merger agreement with RMD, the Company is able to fund up to $32.5 million of this payout via common shares in Oak Street Health.
NOTE 6. LEASES
The components of lease expense for the Company’s operating leases were as follows for the three and six-months ended June 30, 2022 and June 30, 2021 ($ in millions):

	For the three-months ended		For the six-months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Operating lease cost[2]	$14.3	$4.9	$21.3	$9.4
Variable lease cost [2]	(0.8)	3.8	5.2	8.7
Total lease cost	$13.5	$8.7	$26.5	$18.1
[2]See Note 2 for discussion of the correction of an immaterial prior period error. The correction of the classification of leasehold improvements resulted in an prior period benefit recorded to operating lease costs during the three-months ended June 30, 2022. Additionally, as a result of the correction, certain variable lease expenses were re-classified as operating lease expenses during the three-months ended June 30, 2022. These corrections resulted in a negative quarter-to-date impact on variable lease costs.

The Company entered into operating leases that resulted in $43.9 million and $66.6 million of right-of-use assets in exchange for operating lease obligations for the three and six-months ended June 30, 2022, respectively. The Company entered into operating leases that resulted in $19.1 million and $26.8 million of right-of-use assets in exchange for operating lease obligations for the three and six-months ended June 30, 2021.
The weighted-average remaining lease term and discount rate for operating lease liabilities included in the consolidated balance sheets are as follows:

	June 30, 2022	December 31, 2021
Weighted-average remaining lease term (in years)	9.3	9.9
Weighted-average discount rate	4.30%	4.17%
The table below presents the future minimum lease payments under the non-cancelable operating leases as of June 30, 2022 ($ in millions):

2022	$19.9
2023	46.7
2024	52.0
2025	48.9
2026	48.7
2027	48.9
Thereafter	176.5
Total lease payments	$441.6
Less: imputed interest	(89.0)
Total operating lease liabilities	$352.6
Reported as:
Operating lease liabilities, current (1)	16.6
Operating lease liabilities, noncurrent	336.0
Total operating lease liabilities	$352.6

(1) Included in other liabilities on the consolidated balance sheet

NOTE 7. LIABILITY FOR UNPAID CLAIMS
Activity within liabilities for unpaid claims was as follows for the six-months ended ($ in millions):

	June 30, 2022	June 30, 2021
Balance, beginning of period	$556.3	$262.1
Incurred health care costs:
Current year	768.7	478.0
Prior years	0.4	3.9
Total claims incurred	$769.1	$481.9
Claims paid:
Current year	(198.6)	(155.1)
Prior years	(404.6)	(232.5)
Total claims paid	$(603.2)	$(387.6)
Adjustments to other claims-related liabilities	2.3	1.0
Balance, end of period	$724.5	$357.4
We assess the profitability of our managed care capitation arrangements to identify contracts where current operating results or forecasts indicate probable future losses. If anticipated future variable costs exceed anticipated future revenues, a premium deficiency reserve is recognized. No premium deficiency reserves were recorded as of June 30, 2022 and December 31, 2021.
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
The Convertible Senior Notes are convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding December 15, 2025, only under the following circumstances:
•during any calendar quarter ending after June 30, 2022, if our closing stock price is greater than or equal to 130% of the conversion price on each of at least 20 trading days (whether or not consecutive) of the last 30 consecutive trading days of the immediately preceding calendar quarter;
•during the five business day period after any 10 consecutive trading day period in which the trading price (as defined in the Indenture) is less than 98% of the product of the closing price of our common stock and the conversion rate for the Notes on each such trading day;

•if the Company calls such Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date, but only with respect to the Notes called (or deemed called) for redemption; and
•upon the occurrence of specified corporate events as set forth in the Indenture.
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
The Convertible Senior Notes and capped call transactions consisted of the following balances reported in the consolidated balance sheet as of June 30, 2022 and December 31, 2021 ($ in millions):

	June 30, 2022	December 31, 2021
Liability component:
Principal	920.0	920.0
Less: debt issuance costs, net of amortization	(16.4)	(18.6)
Net carrying amount	903.6	901.4

Equity component recorded at issuance:
Capped call transactions	123.6	123.6
The Company recognized $1.1 million and $2.2 million related to the amortization of debt issuance and offering costs in interest expense, net on the consolidated statements of operations related to the Convertible Senior Notes for the three and six-months ended June 30, 2022, respectively. The Company recognized $1.1 million and $1.3 million related to the amortization of debt issuance and offering costs in interest expense, net on the consolidated statements of operations related to the Convertible Senior Notes for the three and six-months ended June 30, 2021, respectively. The effective interest rate for all periods was 0.49%.
NOTE 9. STOCK-BASED COMPENSATION
2020 Omnibus Incentive Plan
On August 5, 2020, the Company’s Board of Directors adopted the 2020 Omnibus Incentive Plan (the “2020 Plan,”). Under the 2020 Plan, employees, consultants and directors of the Company and our affiliates that perform services for us are eligible to receive awards. The 2020 Plan provides for the grant of incentive stock options (“ISOs”), non-statutory stock options (“NSOs”), stock appreciation rights, restricted stock awards (“RSAs”), performance awards, other share-based awards (including restricted stock units (“RSUs”)) and other cash-based awards. The maximum number of shares available for issuance under the 2020 Plan may not exceed the sum of (i) 33,473,410 shares and (ii) 21,888,258 shares issued pursuant to restricted shares and the aggregate number of shares that may be issued pursuant to the rights granted under the ESPP may not exceed 2,386,875 shares, subject to adjustment in the event of a stock split, stock dividend or other change in our capitalization (subject to annual increases as approved by the Board of Directors).
Stock Options Activity, excluding PSOs
Stock options granted by the Company generally vest over four years with 25% of the option shares vesting each year. Options generally expire ten years from the date of the grant.
The following is a summary of stock option activity, excluding PSOs, as of and for the six-months ended June 30, 2022 ($ in millions):

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2021	14,945,566	$21.89	8.61	$177.2
Granted	1,720,374	16.17
Exercised	(118,952)	21.00
Cancelled	(175,830)	20.61
Outstanding, June 30, 2022	16,371,158	$21.31	8.27	$1.0
Options exercisable as of June 30, 2022	6,569,818	$21.46	8.11	—
The aggregate intrinsic value of options exercised in the three-months ended June 30, 2022 and 2021 was $0.0 million and $4.8 million, respectively, and $0.0 million and $6.6 million in the six-months ended June 30, 2022 and 2021, respectively. Aggregate intrinsic value represents the difference between the exercise price of the option and the closing price of the Company’s common stock on the date of exercise. The fair value of options granted for the three-months ended June 30, 2022 and 2021 was $1.7 million and $0.4 million, respectively, and $14.3 million and $9.2 million for the six-months ended June 30, 2022 and 2021, respectively.
Performance Stock Options Activity

In February 2022, the Company granted PSOs to certain of its executives, with 50% of the option shares vesting at the end of year two and the remaining 50% of the option shares vesting at the end of year three, subject in each case to the satisfaction of certain performance-based conditions. The PSOs generally expire ten years from the date of the grant. The fair value of performance stock options granted for the six-months ended June 30, 2022 was $25.8 million.

The following is a summary of PSO activity as of and for the six-months ended June 30, 2022 ($ in millions):

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2021	—	$—	—	$—
Granted	3,300,505	15.75
Exercised	—	—
Cancelled	—	—
Outstanding, June 30, 2022	3,300,505	$15.75	9.65	$2.3
Options exercisable as of June 30, 2022	—	$—	—	—
RSU Activity

RSUs granted generally vest ratably over four years. The following is a summary of RSU transactions as of and for the six-months ended June 30, 2022:

	Unvested Shares	Grant Date Fair Value

Unvested, December 31, 2021	476,628	$47.30
Granted	2,166,478	16.19
Vested	(79,001)	54.22
Canceled and forfeited	(142,695)	19.14
Unvested, June 30, 2022	2,421,410	$20.99
PSU Activity

The Company granted PSUs to certain of its employees during the three-months ended March 31, 2022 with the units vesting in April 2023, subject in each case to the satisfaction of certain performance-based conditions. The following is a summary of PSU activity as of and for the six-months ended June 30, 2022:

	Unvested Shares	Grant Date Fair Value

Unvested, December 31, 2021	111,184	$33.73
Granted	455,426	23.66
Vested	—	—
Canceled and forfeited	(5,705)	24.17
Unvested, June 30, 2022	560,905	$27.88

RSA Activity
The RSAs were granted as part of the pre-IPO conversion. The following is a summary of RSA transactions as of and for the six-months ended June 30, 2022:

	Unvested Shares	Grant Date Fair Value

Unvested, December 31, 2021	16,090,990	$14.71
Granted	—	—
Vested	(1,982,481)	2.70
Canceled and forfeited	(107,941)	16.99
Unvested, June 30, 2022	14,000,568	$16.39
Employee Stock Purchase Plan
On August 5, 2020, the Board of Directors adopted, and the OSH LLC’s and OSH MH LLC’s majority unitholders approved, the 2021 Employee Stock Purchase Plan (the “ESPP”). The ESPP is more fully described in Note 13 to the consolidated financial statements included in our 2021 Form 10-K.
During the six-months ended June 30, 2022 and 2021, 161,189 shares and 62,575 shares, respectively, were purchased under the ESPP. The shares were issued to the employees in July 2022 and 2021, respectively.
Stock-Based Compensation Expense
The following table is a summary of stock-based compensation expense by function ($ in millions):

	For the three-months ended		For the six-months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Cost of care, excluding depreciation and amortization	$0.9	$0.3	$1.5	$0.6
Sales and marketing	1.7	0.9	2.3	1.7
Corporate, general and administrative	47.2	39.7	85.4	80.9
Total	49.8	40.9	89.2	83.2
As of June 30, 2022, the Company approximately $124.9 million in unrecognized compensation expense related to all non-vested awards (RSAs, ISOs, PSO, PSUs and RSUs) that will be recognized over the weighted-average period of 1.45 years.
NOTE 10. COMMITMENTS AND CONTINGENCIES
Contingencies
The Company is presently, and from time to time, subject to various claims and lawsuits arising in the normal course of business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial position or results of operations.
Uncertainties
The healthcare industry is subject to numerous laws and regulations of federal, state and local governments. These laws and regulations include, but are not limited to, matters such as licensure, accreditation, government healthcare program participation requirements, reimbursement for patient services, and Medicare and Medicaid fraud and abuse. Recently, government activity has increased with respect to investigations and allegations concerning possible violations of fraud and abuse statutes and regulations by healthcare providers. Violations of these laws and regulations could result in expulsion from government healthcare programs together with imposition of significant fines and penalties, as well as significant repayments for patient services billed.
On November 1, 2021, the Company received a civil investigative demand (“CID”) from the United States Department of Justice. According to the CID, the Department of Justice is investigating whether the Company may have violated the False Claims Act, 31 U.S.C. §§ 3729-3722. The CID requests certain documents and information related to the

Company’s relationships with third-party marketing agents and related to the Company’s provision of free transportation to federal health care beneficiaries and requests information and documents related to such matters. We are continuing to cooperate with the Department of Justice in response to the CID. We are currently unable to predict the outcome of this investigation or whether litigation is probable. Regardless of the outcome, this inquiry has the potential to have an adverse impact on us due to any related defense and settlement costs, diversion of management resources and other factors.
On January 10, 2022, Reginald T. Allison, individually and on behalf of all others similarly situated, filed a putative class action lawsuit against the Company, Michael Pykosz, and Timothy Cook in the United States District Court for the Northern District of Illinois (Case No. 1:22-cv-00149).
On March 25, 2022, Central Pennsylvania Teamsters Pension Fund – Defined Benefit Plan, Central Pennsylvania Teamsters Pension Fund – Retirement Income Plan 1987, and Boston Retirement System’s (collectively, the “Northeast Pension Funds”) were appointed as the lead plaintiffs in the case. On May 25, 2022, the Northeast Pension Funds along with an additional named plaintiff, the City of Dearborn Police & Fire Revised Retirement System, filed their consolidated amended and restated complaint (the “Amended Complaint”).
Plaintiffs allege that the Company and certain of its executive officers made false and/or misleading statements about patient acquisition tactics that purportedly violated the False Claims Act and federal Anti-Kickback Statute, and are purportedly the subject of the CID discussed above. The Amended Complaint includes two categories of claims: (1) claims under the Securities Exchange Act of 1934 based on allegedly misleading public statements throughout the class period of August 6, 2020 through November 8, 2021 (the “Exchange Act Claims”), and (2) claims under the Securities Act of 1933 based on allegedly misleading statements in the registration statements and prospectuses accompanying Oak Street Health, Inc.’s initial public offering and secondary public offerings (the “Securities Act Claims”). The Exchange Act claims are asserted against Oak Street Health, Inc., Michael Pykosz, our CEO and Timothy Cook, our CFO, and also against certain stockholders of as “control persons.” The Securities Act Claims are asserted against the same defendants as well as the underwriters of the Company’s public offerings, and the Oak Street Health, Inc. directors who signed the registration statements. The Amended Complaint seeks damages, interest, costs, attorneys’ fees and other unspecified equitable relief.
On July 25, 2022, the defendants filed a consolidated motion to dismiss the Amended Complaint. The plaintiffs opposition to that motion is required to be filed by September 26, 2022 and the defendant’s reply to that opposition will be due on October 26. 2022, at which time the court will consider the motion in due course.
The Company intends to continue to vigorously defend this matter. Given the uncertainty of litigation, the preliminary stage of the case, and the legal standards that must be met for success on the merits, the Company cannot estimate the reasonably possible loss or range of loss that may result from this action.
Management believes that the Company is in compliance with fraud and abuse as well as other applicable government laws and regulations. While no regulatory inquiries have been made, compliance with such laws and regulations is subject to government review and interpretation, as well as regulatory actions unknown at this time.
NOTE 11. VARIABLE INTEREST ENTITIES
The Physician Groups, or affiliated physician practice organizations, were established to employ healthcare providers, contract with managed care payors and to deliver healthcare services to patients in the markets that the Company serves.

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
The tables below illustrates the VIE assets and liabilities and performance for the Physician Groups as of and for the periods ended ($ in millions):

	June 30, 2022	December 31, 2021
Total assets	$857.9	$596.2
Total liabilities	729.8	564.4

	Three-Months Ended		Six-Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Total revenues	$521.2	$350.5	$1,032.6	$644.9
Medical claims expense	390.6	283.0	769.1	481.9
Cost of care	50.2	34.5	97.8	67.4
Total operating expenses	$440.8	$317.5	$866.9	$549.3
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
NOTE 12. RELATED PARTIES
Humana
Humana held over 5% of our common stock during the year ended December 31, 2021. Additionally, a Humana representative served on the Board of Directors from 2020 until his retirement, effective September 7, 2021. Humana no longer has a representative on the Board of Directors as of September 7, 2021. Humana is no longer a related party for the year ending December 31, 2022, and as such the Company has included prior year transaction amounts only on the consolidated balance sheet and consolidated statement of operations.
During the year ended December 31, 2021, our related party transactions with Humana included capitated managed care contracts, which resulted in capitated revenue and related receivables. Within the Company’s other revenue, revenues from Humana were included in both fee-for-service revenue and care coordination and care management revenue. The receivable associated with the fee-for-service revenue was recorded in other receivables. The unearned portion of the care coordination payments was recorded as a contract liability in both the current and long-term other liabilities accounts. The Company also incurred medical claims expense related to the Humana payor contracts which are included in medical claims expense. Related unpaid claims were included in the liability for unpaid claims financial statement caption. The Humana Alliance Provision contains an arrangement for a license fee that is payable by the Company to Humana for the Company’s provision of health care services in certain centers owned or leased by Humana. The license fee is a reimbursement to Humana for its costs of owning or leasing and maintaining the centers, including rental payments, center maintenance or repair expenses, equipment expenses, special assessments, cost of upgrades, taxes, leasehold improvements and other expenses identified by Humana. We will continue to have these transaction types with Humana during the year ended December 31, 2022, however, they are no longer considered related party transactions.

NOTE 13. NET LOSS PER SHARE
The following table sets forth the computation of basic and diluted net loss per common share for the three and six-months ended June 30, 2022 and 2021 ($ in millions).

	Three-Months Ended		Six-Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Numerator:
Net loss	$(148.3)	$(100.3)	$(245.0)	$(164.3)
Less: Net income/loss attributable to non-controlling interests	0.8	(2.3)	0.6	(2.9)
Net loss attributable to Oak Street Health, Inc.	(149.1)	(98.0)	(245.6)	(161.4)
Denominator:
Weighted average common shares outstanding - basic and diluted	226,492,695	221,168,630	226,071,398	221,595,670
Net loss per share – basic and diluted	$(0.66)	$(0.44)	$(1.09)	$(0.73)

The Company’s potentially dilutive securities, which included stock options (including PSOs), unvested RSUs (including PSUs), unvested RSAs, purchased stock not yet issued under the ESPP and shares issuable upon conversion of our Convertible Senior Notes, have been excluded from the computation of diluted net loss per share as the effect would reduce the net loss per share. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share was the same. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share for the periods indicated:

	Six-Months Ended
	June 30, 2022	June 30, 2021
Stock options	19,671,663	15,040,385
RSUs	2,982,315	372,636
RSAs	14,000,568	17,953,768
ESPP	161,189	62,575
Convertible Senior Notes	11,622,176	11,622,176
	48,437,911	45,051,540
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
The discussion contains forward-looking statements about the business, operations and financial performance of the Company based on our current expectations that involves risks, uncertainties and assumptions. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed above in “Forward-Looking Statements,” as well as those discussed under the “Risk Factors” section in our 2021 Form 10-K.
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

As of June 30, 2022, the Company operated 144 centers across 20 states, which provided care for approximately 191,000 patients. We, together with our affiliated physician practice organizations, employ approximately 5,300 team members, including approximately 500 primary care providers. Our operations are organized and reported under one segment.

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

As we are financially responsible for essentially all of the healthcare costs associated with our at-risk patients whether we provide that care or a third party provides that care, we suspect that the healthcare costs of patients infected with COVID-19 will be greater than had COVID-19 not occurred. It is impossible, however, to know what other healthcare issues these patients may have encountered in their pre-COVID-19 lives and whether the COVID-19 costs are, or will be, greater or lesser than the costs these patients would otherwise incur. Because of the COVID-19 related volatility in medical cost data in 2020 and 2021 and the surge in COVID-19 cases at the end of 2021 and beginning of 2022, we do not believe that these periods can serve as a reliable basis for estimating our future performance and do not know what the impact from COVID-19 will be on medical costs in the future. Given these factors, per-patient medical costs may be greater for the full 2022 fiscal year than the levels we experienced in our recent historical results. We do believe, however, that the impact of on per-patient revenue and medical claims related to COVID-19 that we expect to experience will not have a materially detrimental effect on our long-term financial performance in future periods.

The COVID-19 pandemic had an impact on our results from operations, cash flows and financial position for the six-months ended June 30, 2022, primarily as a result of an increase in cases in early 2022 due to the Omicron variant. Based upon claims paid to- date, our direct costs related to COVID-19 claims were approximately $82.6 million for the period from March 1, 2020 through June 30, 2022. We estimated that total COVID-19 claims incurred during the six-months ended June 30, 2022 were approximately $17.7 million, which was comparable to our direct COVID-19 claims of $13.3 million for the six-months June 30, 2022. We expect to incur additional COVID-19 related costs given the volume of positive cases in our markets. Due to the uncertainty of COVID-19 infection and hospitalization rates, we cannot estimate any incremental COVID-19 related costs we may incur in future periods.

We will continue to closely monitor the COVID-19 pandemic and its continued impact on the economy, our patients and prospective patients and our business. The ongoing effects of the pandemic, as well as the extent and significance of any future variants, remain unresolved and could continue for an extended period of time. Even as the COVID-19 pandemic subsides, disruptions caused by the pandemic, including labor shortages, supply chain disruptions, and inflationary pressures, may continue and could, in turn, have a negative impact on the Company. Further, recurring COVID-19 outbreaks, including outbreaks caused by different virus variants, could have the potential to impact the Company and its future results of operations, cash flows and financial position.

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

For additional information on the various risks posed by the COVID-19 pandemic, please see the “Risk Factors” section included in our 2021 Form 10-K.
Key Factors Affecting Our Performance
•Adding New Patients in Existing Centers: Our ability to add new patients is a key indicator of the market’s recognition of the attractiveness of the Oak Street Platform, both to our patients and Medicare Advantage ("MA") plan partners, and a key growth driver for the business. As we add patients to our existing centers, we expect these patients to contribute significant incremental economics to Oak Street Health as we leverage our fixed cost base at each center. We grow our patient base through our own internal outreach efforts, which drive most of our new patient growth, as well as assignments from our MA plan partners. We grew our patient base from approximately 122,000 patients as of June 30, 2021 to approximately 191,000 as of June 30, 2022.
•Expand our Center Base within Existing and New Markets: We believe our core market consists of approximately 27 million patients, and we served approximately 191,000 patients as of June 30, 2022. As a result, we believe there is significant opportunity to expand in our existing markets through the acquisition of new patients to existing centers and addition of new centers. For the long term, these strategically developed new sites allow us to access additional neighborhoods while leveraging our established brand and infrastructure in a market. Our existing markets today represent a small fraction of the overall market opportunity. Based upon our experience to date, we believe our care model can scale nationally, and we therefore expect to selectively and strategically expand into new geographies. Additionally, we began participating in the Global and Direct Contracting Model as of April 1, 2021, which we are hopeful will allow us to manage existing fee-for-service (“FFS”) patients on an at-risk basis. The Direct Contracting Model and the Accountable Care Organization Realizing Equity, Access and Community Health ("ACO REACH") model, as its successor, create new opportunities for the Centers for Medicare & Medicaid Services ("CMS") to test an array of financial risk-sharing arrangements in the traditional Medicare fee-for-service population, and it will enable us to assume financial risk for the cost of care for some patients covered by traditional Medicare. Through the Direct Contracting model, CMS aims to transform risk-sharing arrangements in Medicare FFS, empower and engage beneficiaries (or patients or members) in their own care delivery, broaden participation in CMS Innovation Center models, reduce provider burden and shift providers from FFS to value-based payments in primary care. The stated goals of the ACO REACH model are to advance health equity to bring benefits of accountable care to underserved communities, promote provider leadership and governance, and protect beneficiaries and the model with more participant vetting, monitoring and greater transparency. There can be no assurances, however, that these or any other payment models that align with our strategy and investments will be continued or changed in ways that could be disadvantageous to our business.
•Contract with Payors: Our economic model relies on our capitated arrangements with payors and CMS, which manage and market MA plans across the United States. In our short history, we have been able to establish strategic value-based relationships with over 30 different payors as of June 30, 2022, including each of the top 5 national payors by number of MA patients. These existing contracts and relationships and our payors’ understanding of the value of our model reduces the risk of entering into new markets as we typically have payor contracts before entering a new market. Maintaining, supporting, and growing these relationships, particularly as we enter new geographies, is critical to our long-term success.
•Effectively Manage the Cost of Care for Our Patients: The capitated nature of our contracts with payors requires us to prudently manage the medical expense of our patients. Our care model focuses on leveraging the primary care setting as a means of avoiding costly downstream healthcare costs, such as acute hospital admissions. Our patients, however, retain the freedom to seek care at emergency rooms or hospitals; we do not restrict their access to care beyond the limits of their MA plan, although we have developed many capabilities to manage and control the associated costs of this care. Therefore, we are liable for potentially large medical claims should we not effectively manage our patients’ health. On October 20, 2021, we acquired RubiconMD Holdings, Inc. ("RMD"), a leading technology platform in New York providing access to specialist expertise. The acquisition enables Oak Street Health to integrate virtual specialty care into its existing care model, which is expected to significantly streamline the referral process and better manage costs, enhance patient experience and provide comprehensive care far beyond traditional primary care.
•Center-Level Contribution Margin: We endeavor to expand our number of centers and number of patients at each center over time. Due to the significant fixed costs associated with operating and managing our centers and the increases we experience in patient contribution on a per-patient basis the longer a patient is part of the Oak Street Platform, we generate significantly better center-level contribution margins (defined as (i) patient revenue, excluding Medicare Part D revenue minus (ii) the sum of (a) medical claims expense, excluding Medicare Part D related expenses, and (b) cost of care, excluding depreciation and amortization) as the patient base within our centers increases and matures and our costs decrease as a percent of revenue. As a result, the value of a center to our business increases over time.
•Seasonality to our Business: Our operational and financial results, including at-risk patient growth, per-patient revenue, and medical costs, will experience some variability depending upon the time of year in which they are measured. We typically experience the largest portion of our at-risk patient growth during the first quarter, when plan enrollment selections made during the prior Annual Enrollment Period (“AEP”) from October 15th through December 7th of the prior year take effect. Our per-patient revenue will generally decline over the course of the year. As the year progresses, our per-patient revenue declines as new patients join us typically with less complete or accurate documentation (and therefore lower risk-adjustment scores) and our attrition skews towards our higher-risk (and therefore greater revenue) patients. Finally, medical costs will vary seasonally depending on a number of factors, including the weather which can be a driver of certain illnesses, such as the influenza virus. We would therefore expect to see higher levels of per-patient medical costs in the first and fourth quarters. Medical costs also depend upon the number of business days in a period as periods with fewer business days will have lower medical costs all else equal.
•Investments in Growth: We expect to continue to focus on long-term growth through investments in our centers, care model, and sales and marketing. In addition, we expect our corporate, general and administrative expenses to increase in absolute dollars for the foreseeable future to support our growth and because of additional costs of being a public company.

Executive Summary
The following table presents key financial statistics for the three and six-months ended June 30, 2022 and 2021:

	For the three-months ended		For the six-months ended
(dollars in millions)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Centers	144	95	144	95
Total patients	191,000	122,000	191,000	122,000
At-risk	134,000	88,500	134,000	88,500
Fee-for-service	57,000	33,500	57,000	33,500
Total revenues	$523.7	$353.1	$1,037.5	$649.8
Loss from operations[1]	$(112.7)	$(99.3)	$(203.8)	$(163.1)
Net loss[1]	$(148.3)	$(100.3)	$(245.0)	$(164.3)
Platform contribution (Non-GAAP)[2]	$34.1	$5.0	$73.9	$42.0
Patient contribution (Non-GAAP)[2]	$124.5	$65.3	$251.2	$156.8
Adjusted EBITDA (Non-GAAP)[2]	$(53.1)	$(53.5)	$(95.5)	$(70.9)
_______________________________________
1Includes stock-based compensation expense as shown in the table in the Results of Operations section below.
2See “Non-GAAP Reconciliations” below for reconciliations to the most directly comparable financial measures calculated in accordance with GAAP and related disclosures.
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
Non-GAAP Financial Measures
We utilize certain financial measures that are not calculated based on GAAP. Certain of these financial measures are considered “non-GAAP” financial measures within the meaning of Item 10 of Regulation S-K promulgated by the SEC. We believe that non-GAAP financial measures provide an additional way of viewing aspects of our operations that, when viewed with the GAAP results, provide a more complete understanding of our results of operations and the factors and trends affecting our business. These non-GAAP financial measures are also used by our management to evaluate financial results and to plan and forecast future periods. However, non-GAAP financial measures should be considered as a supplement to, and not as a substitute for, or superior to, the corresponding measures calculated in accordance with GAAP. Non-GAAP financial measures used by us may differ from the non-GAAP financial measures used by other companies, including our competitors.
To supplement our consolidated financial statements presented on a GAAP basis, we disclose the following non-GAAP financial measures: patient contribution, platform contribution and adjusted EBITDA as these are performance measures that our management uses to assess our operating performance. Because patient contribution, platform contribution and adjusted EBITDA facilitate internal comparisons of our historical operating performance on a more consistent basis, we use these measures for business planning purposes and in evaluating acquisition opportunities.

Patient and platform contributions are reconciled to gross profit as the most directly comparable GAAP measure as set forth in the below tables under “Non-GAAP Reconciliations.” Gross profit is defined as total revenues less medical claims expense. Adjusted EBITDA is reconciled to net loss as the most directly comparable GAAP measure as set forth in the below table under “Non-GAAP Reconciliations.”
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
Patient Contribution
We define patient contribution as capitated revenue less medical claims expense. Patient contribution is intended to isolate the profitability of the Company's capitation arrangements with our health plan payors and/or CMS for which the Company provides and/or manages healthcare services for its at-risk patients. We expect that patient contribution will grow year-over-year in absolute dollars as our at-risk patient base continues to grow. We would also expect that our patient contribution per-patient-per-month economics on our at-risk patients will continue to improve the longer our patients are part of the Oak Street Platform as we better understand their health conditions and the patients better engage with our care model. We would expect, however, that our aggregate patient contribution per-patient-per-month economics on our at-risk patients may decrease at an aggregate level to the extent our patient growth skews our mix of patients towards patients newer to the Oak Street Platform.
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
Platform Contribution
We define platform contribution as total revenues less the sum of medical claims expense and cost of care, excluding depreciation and amortization and stock-based compensation. We believe this metric best reflects the economics or overall profit margin of our care model and related centers as it includes all medical claims expense associated with our patients’ care as well as the costs we incur to care for our patients via the Oak Street Platform. As a center matures, we expect the platform contribution from that center to increase both in terms of absolute dollars as well as a percent of capitated revenue. This increase will be driven by improving patient contribution economics over time as well as our ability to generate operating leverage on the costs of our centers. Our aggregate platform contribution may not increase despite improving economics at our existing centers should we open new centers at a pace that skews our mix of centers towards newer centers. We would expect to experience seasonality in platform contribution due to seasonality in our patient contribution.
Adjusted EBITDA
We define adjusted EBITDA as net loss excluding interest expense and other income (expense), income taxes, fair value adjustments related to assets and liabilities recorded in purchase accounting such as earn-out liabilities and intangibles and related to impairment of equity investments, depreciation and amortization, transaction/offering costs, one-time in nature litigation costs and stock-based compensation. We include adjusted EBITDA in this Quarterly Report on Form 10-Q because it is an important measure upon which our management assesses and believes investors should assess our operating performance. We also consider adjusted EBITDA to be an important measure because it helps illustrate underlying trends in our business and our historical operating performance on a more consistent basis.

Results of Operations
The following tables set forth our results of operations for the periods presented and as a percentage of our total revenues for those periods.

	For the three-months ended			For the six-months ended
(dollars in millions)	June 30, 2022	June 30, 2021	% Change	June 30, 2022	June 30, 2021	% Change
Revenues:
Capitated revenue	$516.1	$346.7	49%	$1,022.2	$637.9	60%
Other revenue	$7.6	$6.4	19%	$15.3	$11.9	29%
Total revenues	$523.7	$353.1	48%	$1,037.5	$649.8	60%
Operating expenses:
Medical claims expense	$391.6	$281.4	39%	$771.0	$481.1	60%
Cost of care, excluding depreciation and amortization (1)	$98.9	$67.0	48%	$194.1	$127.3	52%
Sales and marketing (2)	$42.6	$25.9	64%	$76.4	$50.0	53%
Corporate, general and administrative (3)	$94.9	$74.2	28%	$183.6	$147.3	25%
Depreciation and amortization	$8.4	$3.9	115%	$16.2	$7.2	125%
Total operating expenses	$636.4	$452.4	41%	$1,241.3	$812.9	53%
Loss from operations	$(112.7)	$(99.3)	13%	$(203.8)	$(163.1)	25%
Other income/(expense):
Interest expense, net	(0.5)	(1.0)	(50)%	(1.1)	(1.2)	(8)%
Other	(35.1)	—	100%	(40.1)	—	100%
Total other expense	(35.6)	(1.0)	3460%	(41.2)	(1.2)	3333%
Net loss	(148.3)	(100.3)	48%	(245.0)	(164.3)	49%
Net loss attributable to non-controlling interests	(0.8)	2.3	(135)%	(0.6)	2.9	(121)%
Net loss attributable to the Company	(149.1)	(98.0)	52%	(245.6)	(161.4)	52%
(1) Includes stock-based compensation, as follows:	0.9	0.3	191%	1.5	0.6	145%
(2) Includes stock-based compensation, as follows:	1.7	0.9	91%	2.3	1.7	36%
(3) Includes stock-based compensation, as follows:	47.2	39.7	19%	85.4	80.9	6%

	For the three-months ended		For the six-months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Revenues:
Capitated revenue	99%	98%	99%	98%
Other revenue	1%	2%	1%	2%
Total revenues	100%	100%	100%	100%
Operating expenses:
Medical claims expense	75%	80%	74%	74%
Cost of care, excluding depreciation and amortization	19%	19%	19%	20%
Sales and marketing	8%	7%	7%	8%
Corporate, general and administrative	18%	21%	18%	22%
Depreciation and amortization	2%	1%	2%	1%
Total operating expenses	122%	128%	120%	125%
Loss from operations	(22)%	(28)%	(20)%	(25)%
Other income/(expense):
Interest expense, net	—%	—%	—%	—%
Other	(7)%	—%	(4)%	—%
Total other expense	(7)%	—%	(4)%	—%
Net loss	(28)%	(28)%	(24)%	24%
Net loss attributable to non-controlling interests	0%	1%	—%	—%
Net loss attributable to the Company	(28)%	(28)%	(24)%	(25)%
Total Revenues

	For the three-months ended		Change		For the six-months ended		Change
(dollars in millions)	June 30, 2022	June 30, 2021	$	%	June 30, 2022	June 30, 2021	$	%
Revenues:
Capitated revenue	$516.1	$346.7	$169.4	49%	$1,022.2	$637.9	$384.3	60%
Other revenue	$7.6	$6.4	1.2	19%	$15.3	$11.9	3.4	29%
Total revenues	$523.7	$353.1	$170.6	48%	$1,037.5	$649.8	$387.7	60%
Capitated revenue was $516.1 million for the three-months ended June 30, 2022, an increase of $169.4 million, or 49%, compared to $346.7 million for the three-months ended June 30, 2021. This increase was driven primarily by a 51% increase in total patients under capitated arrangements, slightly offset by a decrease of approximately 2% in the capitated revenue rate. For the three-months ended June 30, 2022, we recorded a decrease in capitated revenue of $3.7 million related to prior periods due to the retrospective trend adjustments made by CMS under the Direct Contracting program partially offset by favorable developments within our MA plans. During the three-months ended June 30, 2021, we recorded $14.5 million of incremental capitated revenue related to prior periods due to patient retroactivity and increases in our acuity adjustments. When excluding the prior period revenue for the three-months ended June 30, 2022 and 2021, the year over year capitated revenue rate per patient increased by approximately 3%.
Capitated revenue was $1,022.2 million for the six-months ended June 30, 2022, an increase of $384.3 million, or 60%, compared to $637.9 million for the six-months ended June 30, 2021. This increase was driven primarily by a 51% increase in total patients under capitated arrangements (including Direct Contracting, which started as of April 2021) and an increase of approximately 6% in capitated revenue rate. For the six-months ended June 30, 2021, incremental capitated revenue of $17.6 million was recorded related to prior periods related to patient retroactivity and increases in our acuity adjustments. When excluding the prior period revenue for the three-months ended June 30, 2021, the year over year capitated revenue rate per patient increased by approximately 9%.

Other revenue was $7.6 million for the three-months ended June 30, 2022, an increase of $1.2 million, or 19%, compared to $6.4 million for the three-months ended June 30, 2021. Other revenue was $15.3 million for the six-months ended June 30, 2022, an increase of $3.4 million, or 29%, compared to $11.9 million for the six-months ended June 30, 2021. These increases were driven primarily by the addition of RMD subscription revenue as result of the acquisition in October 2021 and an increase in fee for service revenue, slightly offset by a decline in care coordination and care management services revenue.
Operating Expenses

	For the three-months ended		Change		For the six-months ended		Change
(dollars in millions)	June 30, 2022	June 30, 2021	$	%	June 30, 2022	June 30, 2021	$	%
Medical claims expense	$391.6	$281.4	$110.2	39%	$771.0	$481.1	$289.9	60%
Cost of care, excluding depreciation and amortization	$98.9	$67.0	31.9	48%	$194.1	$127.3	66.8	52%
Sales and marketing	$42.6	$25.9	16.7	64%	$76.4	$50.0	26.4	53%
Corporate, general and administrative	$94.9	$74.2	20.7	28%	$183.6	$147.3	36.3	25%
Depreciation and amortization	$8.4	$3.9	4.5	115%	$16.2	$7.2	9.0	125%
Total operating expenses	$636.4	$452.4	$184.0	41%	$1,241.3	$812.9	$428.4	53%
Medical claims expense was $391.6 million or 75% of total revenues for the three-months ended June 30, 2022, an increase of $110.2 million, or 39%, compared to $281.4 million or 80% of total revenues for the three-months ended June 30, 2021. This increase was driven primarily by a 51% increase in total patients under capitated arrangements, slightly offset by an 8% decrease in cost per patient. For the three-months ended June 30, 2022, we recorded a reduction to medical claims expense of $10.9 million related to prior periods. During the three-months ended June 30, 2021, we recorded incremental medical claims expenses of $17.6 million related to the first quarter of 2021. When excluding these prior period costs for the three-months ended June 30 2022 and 2021, respectively, the year over year medical claims expense per patient increased by 1%.
Medical claims expense was $771.0 million or 74% of total revenues for the six-months ended June 30, 2022, an increase of $289.9 million, or 60%, compared to $481.1 million or 74% of total revenues for the six-months ended June 30, 2021. This increase was driven primarily by a 51% increase in total patients under capitated arrangements (including those under Direct Contracting which started as of April 2021) and a 6% increase in cost per patient.
Cost of care, excluding depreciation and amortization was $98.9 million or 19% of total revenues for the three-months ended June 30, 2022, an increase of $31.9 million or 48%, compared to $67.0 million or 19% of total revenues for the three-months ended June 30, 2021. The increase was primarily driven by increases in salaries and benefits of $21.0 million; occupancy costs of $3.4 million; and medical supplies and patient transportation costs of $6.2 million, due to growth in both the number of centers we operate and the number of team members supporting our larger patient base.
Cost of care, excluding depreciation and amortization was $194.1 million or 19% of total revenues for the six-months ended June 30, 2022, an increase of $66.8 million or 52%, compared to $127.3 million or 20% of total revenues for the six-months ended June 30, 2021. The increase was driven by increases in salaries and benefits of $42.4 million; occupancy costs of $11.0 million; and medical supplies and patient transportation costs of $10.5 million, due to growth in both the number of centers we operate and the number of team members supporting our larger patient base.
Sales and marketing expense was $42.6 million or 8% of total revenues for the three-months ended June 30, 2022, an increase of $16.7 million or 64%, compared to $25.9 million or 7% of total revenues for the three-months ended June 30, 2021. The increase was driven by net headcount growth of $12.7 million and greater advertising spend of $3.2 million to drive new patients to our clinics.
Sales and marketing expense was $76.4 million or 7% of total revenues for the six-months ended June 30, 2022, an increase of $26.4 million, or 53%, compared to $50.0 million or 8% of total revenues for the six-months ended June 30,

2021. The increase was driven by net headcount growth of $21.2 million and greater advertising spend of $3.7 million to drive new patients to our clinics.
Corporate, general and administrative expense was $94.9 million or 18% of total revenues for the three-months ended June 30, 2022, an increase of $20.7 million, or 28%, compared to $74.2 million or 21% of total revenues for the three-months ended June 30, 2021. The increase was primarily driven by greater salaries and benefits, including stock-based compensation expense, of $16.5 million, an increase in legal and insurance fees of $1.2 million and an increase in technology costs of $1.6 million. These increased costs can be attributed to increased headcount to support our growth.
Corporate, general and administrative expense was $183.6 million or 18% of total revenues for the six-months ended June 30, 2022, an increase of $36.3 million, or 25%, compared to $147.3 million or 22% of total revenues for the six-months ended June 30, 2021. The increase was primarily driven by greater salaries and benefits, including stock-based compensation expense, of $27.6 million, an increase in legal and insurance fees of $2.6 million and an increase in technology costs of $3.3 million. These increased costs can be attributed to increased headcount to support our growth.
Depreciation and amortization expense was $8.4 million or 2% of total revenues for the three-months ended June 30, 2022, an increase of $4.5 million, or 115%, compared to $3.9 million or 1% of total revenues for the three-months ended June 30, 2021. Depreciation and amortization expense was $16.2 million or 2% of total revenues for the six-months ended June 30, 2022, an increase of $9.0 million, or 125%, compared to $7.2 million or 1% of total revenues for the six-months ended June 30, 2021. The increases were primarily due to capital expenditures purchased to support the continued growth of our business.
Other (Expense) Income

	For the three-months ended		Change		For the six-months ended		Change
(dollars in millions)	June 30, 2022	June 30, 2021	$	%	June 30, 2022	June 30, 2021	$	%
Other income (expense):
Interest expense, net	$(0.5)	$(1.0)	$0.5	50%	$(1.1)	$(1.2)	$0.1	8%
Other	$(35.1)	$—	(35.1)	100%	$(40.1)	$—	(40.1)	100%
Total other expense	$(35.6)	$(1.0)	$(34.6)	3460%	$(41.2)	$(1.2)	(40.0)	3333%
Interest expense was $(0.5) million for the three-months ended June 30, 2022, a decrease of $0.5 million, or 50%, compared to $(1.0) million for the three-months ended June 30, 2021. Interest expense was $(1.1) million for the six-months ended June 30, 2022, a decrease of $0.1 million, or 8%, compared to $(1.2) million for the six-months ended June 30, 2021.
Other expense was $(35.1) million for the three-months ended June 30, 2022, an increase of $(35.1) million, or 100%, compared to $0.0 million for the three-months ended June 30, 2021. Other expense was $(40.1) million for the six-months ended June 30, 2022, an increase of $(40.1) million, or 100%, compared to $0.0 million for the six-months ended June 30, 2021. The increase was primarily due to a fair value adjustment to the contingent consideration or earn-out related to the acquisition of RMD in October 2021. During the six-months ended June 30, 2022, RMD achieved internal metrics that resulted in the maximum earn-out amount, and we increased the balance of the earn-out liability to reflect the actual payout amount of $60.0 million.

Non-GAAP Reconciliations
The following table provides a reconciliation of gross profit, the most closely comparable GAAP financial measure, to platform contribution. Gross profit is defined as total revenues less medical claims expense.

	For the three-months ended		For the six-months ended
(dollars in millions)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Gross profit	$132.1	$71.7	$266.5	$168.7
Cost of care, excluding depreciation and amortization	(98.9)	(67.0)	(194.1)	(127.3)
Stock-based compensation	0.9	0.3	1.5	0.6
Platform contribution	$34.1	$5.0	$73.9	$42.0
The following table provides a reconciliation of gross profit, the most closely comparable GAAP financial measure, to patient contribution. Gross profit is defined as total revenues less medical claims expense.

	For the three-months ended		For the six-months ended
(dollars in millions)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Gross profit	$132.1	$71.7	$266.5	$168.7
Other revenue	(7.6)	(6.4)	(15.3)	(11.9)
Patient contribution	$124.5	$65.3	$251.2	$156.8
The following table provides a reconciliation of net loss, the most closely comparable GAAP financial measure, to adjusted EBITDA:

	For the three-months ended		For the six-months ended
(dollars in millions)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net loss	$(148.3)	$(100.3)	$(245.0)	$(164.3)
Interest expense, net	0.5	1.0	1.1	1.2
Fair value adjustments	35.1	—	40.1	—
Depreciation and amortization	8.4	3.9	16.2	7.2
Stock-based compensation	49.8	40.9	89.2	83.2
Litigation costs[1]	1.3	—	2.3	—
Transaction/offering related costs	0.1	1.0	0.6	1.8
Adjusted EBITDA	$(53.1)	$(53.5)	$(95.5)	$(70.9)
Liquidity and Capital Resources
Overview
The Company’s long-term capital policy is to: maintain a strong balance sheet and financial flexibility; reinvest in its care model; and invest in strategic opportunities that reinforce its care model and meet return requirements. To date, we have financed our operations through private placements of our equity securities, payments received from various payors, the issuance of Convertible Senior Notes and our IPO. We believe that our access to capital markets will provide adequate resources to fund our short-term and long-term operating and financing needs. As of June 30, 2022, we had cash, restricted cash and cash equivalents of $136.8 million. Our cash and cash equivalents primarily consist of highly liquid investments in money market funds and cash. Since our inception and through June 30, 2022, we have generated significant operating losses from our operations as reflected in our accumulated deficit and negative cash flows from operations.
1 Litigation costs included in the calculation of Adjusted EBITDA include only those costs which are considered one-time in nature and outside of the ordinary course of business based on the following considerations which we assess regularly: (i) the frequency of similar cases that have been brought to date, or are expected to be brought within two years, (ii) the complexity of the case, (iii) the nature of the remedy(ies) sought, including the size of any monetary damages sought, (iv) the counterparty involved, and (v) our overall litigation strategy, such as litigation costs related to the DOJ matter and class-action lawsuit (refer to Note 10 in the Form 10-Q herein).

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
We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, or if we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, results of operations and financial condition would be adversely affected.
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
The Indenture contains customary covenants related to timely filings and reporting, and customary events of default. As of June 30, 2022, we were in compliance with all covenants under the Indenture.
Changes in Cash Flows
The following table presents a summary of our consolidated cash flows from operating, investing and financing activities for the periods indicated.

	For the six-months ended
(dollars in millions)	June 30, 2022	June 30, 2021	$ Change	% Change
Net cash used in operating activities	$(179.4)	$(82.0)	$(97.4)	119%
Net cash provided by (used in) investing activities	194.6	(688.8)	883.4	(128)%
Net cash provided by financing activities	1.2	776.9	(775.7)	(100)%
Net change in cash	$16.4	$6.1	$10.3	169%
Operating Activities
For the six-months ended June 30, 2022, net cash used in operating activities was $(179.4) million, an increase of $(97.4) million in cash outflows compared to net cash used in operating activities of $(82.0) million for the six-months ended June 30, 2021. The principal contributors to the year-over-year change in the operating cash flows were as follows:
•A net change of $(9.9) million in net loss and non-cash charges and credits, primarily due to an increase in net loss for the business, as noted above under “Results of Operations” offset by the fair value adjustment to RMD contingent consideration (see Note 5 to our consolidated financial statements included in this Quarterly Form on Form 10-Q) and other non-cash charges.
•An increase of $(87.5) million in cash outflows related to operating assets and liabilities primarily resulting from:
◦Changes in accounts receivable due to the timing of collections and the growth in the number of at-risk patients;
◦Changes in liability for unpaid claims due to the growth in the number of at-risk patients; and,
◦Changes in accounts payable and accrued compensation and benefits due to the timing of payments to our vendors.
Investing Activities
For the six-months ended June 30, 2022, net cash provided by investing activities was $194.6 million, an increase of $883.4 million in cash inflows compared to net cash used in investing activities of $(688.8) million for the six-months ended June 30, 2021 primarily due to the net cash inflows of $903.9 million from sales, maturities and purchases of marketable debt securities, offset by continued increased investments in our centers and purchases of property and equipment of approximately $(21.7) million.
Financing Activities
Cash provided by financing activities for the six-months ended June 30, 2022 was $1.2 million, primarily related to the proceeds received from the exercise of options. Cash provided by financing activities for the six-months ended June 30, 2021 of $776.9 million was primarily due to $897.9 million in proceeds from the issuance of the Convertible Senior Notes, partially offset by cash outflows of $123.6 million related to the capped call transactions completed in March 2021.
Contractual Obligations and Commitments
As of June 30, 2022, our contractual obligations are summarized in the table below.

(dollars in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Convertible Senior Notes	$920.0	$—	$—	$920.0	$—
Operating lease obligations	441.6	41.8	101.4	97.6	200.8
Contingent consideration	60.0	60.0	—	—	—
Total	$1,421.6	$101.8	$101.4	$1,017.6	$200.8
Convertible Senior Notes- The Company holds borrowings under our Convertible Senior Notes, which have a 0% interest rate. The Convertible Senior Notes are governed by an indenture (“Indenture”), dated as of March 16, 2021, between the Company and U.S. Bank National Association, as the trustee. Under the Indenture, the Convertible Senior Notes are general senior, unsecured obligations of the Company and will mature on March 15, 2026, unless earlier redeemed, repurchased or converted.

Operating lease obligations- The Company leases offices, operating facilities, vehicles and information technology ("IT") equipment, which are accounted for as operating leases. These leases have remaining lease terms of up to 30 years, inclusive of renewal or termination options that the Company is reasonably certain to exercise. Also included in the operating lease obligations are license fees paid as a reimbursement to Humana for its costs of owning or leasing and maintaining the centers, including reimbursements for rental payments and leasehold improvements.

Contingent consideration- As part of the acquisition of RMD, the Company is obligated to pay contingent consideration of up to a maximum earn-out of $60 million during the fiscal year 2022 or 2023 should the acquired company achieve certain internal usage volumes in the year following the acquisition. RMD met the internal usage volumes during the three-months ended June 30, 2022, and the Company increased the balance of the earn-out liability to reflect the expected payout amount of $60.0 million. This amount will be paid to RMD's shareholders in the third quarter of 2022. Per the merger agreement with RMD, the Company is able to fund up to $32.5 million of this payout via common shares in Oak Street Health.

Off-Balance Sheet Obligations
As of June 30, 2022, we did not have any significant off-balance sheet arrangements.
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
Recently Adopted Accounting Pronouncements
For a description of recently issued accounting pronouncements, see Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements included in this Quarterly Report on Form 10-Q.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7A of our 2021 Form 10-K. There have been no material changes in our market risk exposures for the six-months ended June 30, 2022, as compared to those discussed in our 2021 Form 10-K.
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of June 30, 2022.
Changes to our Internal Controls over Financial Reporting
There were no material changes in our internal control over financial reporting during the six-months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
See Note 10, Commitments and Contingencies, to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
ITEM 1A.    RISK FACTORS
There have been no material changes to the risk factors disclosed under Part I, Item 1A “Risk Factors” in our 2021 Form 10-K.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Unregistered Sales of Equity Securities
None.
ITEM 3.    DEFAULT UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
None.
ITEM 6.    EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Oak Street Health, Inc. dated August 10, 2020 (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K filed on August 11, 2020).
3.2	Amended and Restated Bylaws of Oak Street Health, Inc. dated August 10, 2020 (incorporated by reference to Exhibit 3.2 to the Company's Form 8-K filed on August 11, 2020).
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, filed herewith.
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, filed herewith.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL)
________________
*The certifications furnished in Exhibit 32.1 and Exhibit 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Oak Street Health, Inc. (Registrant)

Date: August 3, 2022	By:	/s/Timothy Cook
Timothy Cook
Chief Financial Officer (Principal Financial Officer)