Form 10-Q
period 2022-09-30
Oak Street Health, Inc.
filed 2022-11-07
CIK 1564406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________________
FORM 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 2, 2022, the registrant had 242,915,915 shares of common stock, $0.001 par value per share, outstanding.

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
•factors related to our indebtedness; and
•our ability to develop and maintain proper and effective internal control over financial reporting.
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

PART I    FINANCIAL INFORMATION
Item 1.    FINANCIAL STATEMENTS
OAK STREET HEALTH, INC.
CONSOLIDATED FINANCIAL STATEMENTS
For the quarterly period ended September 30, 2022
OAK STREET HEALTH, INC.
CONSOLIDATED BALANCE SHEETS
($ in millions, except shares and per share data)

	September 30, 2022 (unaudited)	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$204.3	$104.7
Restricted cash	18.7	15.7
Other receivables, net (Humana comprised $0.2 as of December 31, 2021)	2.1	3.1
Capitated accounts receivable (Humana comprised $105.0 as of December 31, 2021)	833.9	559.4
Marketable debt securities	339.0	671.1
Prepaid expenses and other current assets	18.1	14.0
Total current assets	1,416.1	1,368.0
Property, plant and equipment, net	196.1	144.8
Goodwill	158.0	152.9
Intangible assets, net	9.6	10.8
Operating right-of-use assets (Humana comprised $70.9 as of December 31, 2021)	313.1	157.7
Other long-term assets	7.6	6.9
Total assets	$2,100.5	$1,841.1
LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)
Current liabilities:
Accounts payable	$25.9	$22.1
Accrued compensation and benefits	47.1	41.7
Liability for unpaid claims (Humana comprised $99.1 as of December 31, 2021)	787.1	556.3
Other liabilities (Humana comprised $19.3 as of December 31, 2021)	46.4	44.0
Total current liabilities	906.5	664.1
Long-term debt	977.0	901.4
Long-term operating lease liabilities (Humana comprised $66.0 as of December 31, 2021)	341.8	164.2
Other long-term liabilities (Humana comprised $43.1 as of December 31, 2021)	30.8	55.4
Total liabilities	2,256.1	1,785.1
Commitments and contingencies (See Note 10)
STOCKHOLDERS' EQUITY/(DEFICIT)
Preferred stock, par value $0.001; 50,000,000 shares authorized as of September 30, 2022 and December 31, 2021; no shares issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Common stock, par value $0.001; 500,000,000 shares authorized as of September 30, 2022 and December 31, 2021; 242,950,926 and 240,937,465 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	0.2	0.2
Additional paid-in capital (Humana comprised $50.0 as of December 31, 2021)	1,185.0	1,017.9
Accumulated other comprehensive loss	(4.1)	(1.4)
Accumulated deficit	(1,341.5)	(965.3)
Total stockholders' equity/(deficit) allocated to Oak Street Health, Inc.	(160.4)	51.4
Non-controlling interests	4.8	4.6
Total stockholders' equity/(deficit)	(155.6)	56.0
Total liabilities and stockholders' equity/(deficit)	$2,100.5	$1,841.1
The accompanying notes are an integral part of these consolidated financial statements.

OAK STREET HEALTH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
($ in millions, except shares and per share data)

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Capitated revenue (Humana comprised $130.7 for the three-months ended September 30, 2021 and $379.2 for the nine-months ended September 30, 2021)	$537.9	$376.7	$1,560.1	$1,014.6
Other revenue (Humana comprised $2.8 for the three-months ended September 30, 2021 and $4.5 for the nine-months ended September 30, 2021)	7.8	12.0	23.1	23.9
Total revenues	545.7	388.7	1,583.2	1,038.5
Operating expenses:
Medical claims expense (Humana comprised $99.1 for the three-months ended September 30, 2021 and $277.7 for the nine-months ended September 30, 2021)	427.4	309.8	1,198.4	790.9
Cost of care, excluding depreciation and amortization (Humana comprised $2.8 for the three-months ended September 30, 2021 and $7.1 for the nine-months ended September 30, 2021)	113.6	76.3	307.6	203.6
Sales and marketing	44.1	30.5	120.5	80.5
Corporate, general and administrative	81.7	77.0	265.3	224.3
Depreciation and amortization	9.1	4.5	25.3	11.7
Total operating expenses	675.9	498.1	1,917.1	1,311.0
Loss from operations	(130.2)	(109.4)	(333.9)	(272.5)
Other (expense):
Interest expense, net	—	(0.6)	(1.1)	(1.8)
Other	(0.2)	—	(40.3)	—
Total other (expense)	(0.2)	(0.6)	(41.4)	(1.8)
Net loss	(130.4)	(110.0)	(375.3)	(274.3)
Net income/(loss) attributable to non-controlling interests	0.3	(0.6)	0.9	(3.5)
Net loss attributable to Oak Street Health, Inc.	$(130.7)	$(109.4)	$(376.2)	$(270.8)
Weighted average common shares outstanding - basic and diluted	231,919,421	223,435,698	228,042,160	221,932,624
Net loss per share – basic and diluted	$(0.56)	$(0.49)	$(1.65)	$(1.22)
The accompanying notes are an integral part of these consolidated financial statements.

OAK STREET HEALTH, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
($ in millions, except shares and per share data)

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(130.4)	$(110.0)	$(375.3)	$(274.3)
Other comprehensive loss:
Net unrealized gain/(loss) on marketable debt securities, net of tax	0.7	0.1	(2.7)	(0.2)
Comprehensive loss	(129.7)	(109.9)	(378.0)	(274.5)
Less: Comprehensive income/(loss) attributable to non-controlling interests	0.3	(0.6)	0.9	(3.5)
Comprehensive loss attributable to Oak Street Health, Inc.	$(130.0)	$(109.3)	$(378.9)	$(271.0)
The accompanying notes are an integral part of these consolidated financial statements.

OAK STREET HEALTH, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIT)
(Unaudited)
($ in millions, except shares and per share data)

	Three-Months Ended
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Equity/(Deficit)
	Shares Issued	Amount
Balances June 30, 2021	240,785,554	$0.2	935.0	$(717.2)	(0.3)	$3.1	$220.8
Issuance of common stock upon vesting of restricted stock units	33,542	—	—	—	—	—	$—
Issuance of common stock upon exercise of options	47,389	—	0.9	—	—	—	$0.9
Shares withheld related to net settlement of stock based awards	(782)	—	—	—	—	—	$—
Issuance of common stock under the employee purchase plan	62,575	—	3.0	—	—	—	$3.0
Forfeitures	(8,322)	—	(0.1)	—	—	—	$(0.1)
Stock-based compensation expense		—	38.8	—	—	—	$38.8
Payments to non-controlling interests		—	—	—	—	(0.4)	$(0.4)
Net unrealized gain on marketable debt securities		—	—	—	0.1	—	$0.1
Net loss		—	—	(109.4)	—	(0.6)	$(110.0)
Balances September 30, 2021	240,919,956	0.2	977.6	(826.6)	(0.2)	2.1	$153.1
The accompanying notes are an integral part of these consolidated financial statements.

OAK STREET HEALTH, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIT)
(Unaudited)
($ in millions, except shares and per share data)

	Three-Months Ended
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Equity/(Deficit)
	Shares Issued	Amount
Balances June 30, 2022	241,084,244	$0.2	$1,108.5	$(1,210.8)	$(4.8)	$5.0	$(101.9)
Issuance of common stock upon vesting of restricted stock units	70,849	—	—	—	—	—	—
Issuance of common stock upon exercise of options	543,082	—	11.1	—	—	—	11.1
Shares withheld related to net settlement of stock based awards	(9,478)	—	(0.2)	—	—	—	(0.2)
Issuance of common stock under the employee purchase plan	161,189	—	2.3	—	—	—	2.3
Issuance of common stock pursuant to RubiconMD Holdings, Inc. earn-out	1,225,122	—	32.5	—	—	—	32.5
Forfeitures	(124,082)	—	(2.9)	—	—	—	(2.9)
Stock-based compensation expense	—	—	33.7	—	—	—	33.7
Payments to non-controlling interests	—	—	—	—	—	(0.5)	(0.5)
Net unrealized gain on marketable debt securities	—	—	—	—	0.7	—	0.7
Net loss	—	—	—	(130.7)	—	0.3	(130.4)
Balances September 30, 2022	242,950,926	$0.2	$1,185.0	$(1,341.5)	$(4.1)	$4.8	$(155.6)
The accompanying notes are an integral part of these consolidated financial statements.

OAK STREET HEALTH, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIT)
(Unaudited)
($ in millions, except shares and per share data)

	Nine-Months Ended
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Equity/(Deficit)
	Shares Issued	Amount
Balances December 31, 2020	240,756,714	$0.2	971.8	$(555.8)	—	$7.0	$423.2
Purchase of capped calls	—	—	(123.6)	—	—	—	$(123.6)
Issuance of common stock upon vesting of restricted stock units	55,781	—	—	—	—	—	$—
Issuance of common stock upon exercise of options	222,203	—	4.5	—	—	—	$4.5
Shares withheld related to net settlement of stock based awards	(1,412)	—	—	—	—	—	$—
Issuance of common stock under the employee purchase plan	62,575	—	3.0	—	—	—	$3.0
Forfeitures	(175,905)	—	(0.9)	—	—	—	$(0.9)
Stock-based compensation expense	—	—	122.8	—	—	—	$122.8
Payments from non-controlling interests	—	—	—	—	—	0.1	$0.1
Payments to non-controlling interests	—	—	—	—	—	(1.5)	$(1.5)
Net unrealized loss on marketable debt securities	—	—	—	—	(0.2)	—	$(0.2)
Net loss	—	—	—	(270.8)	—	(3.5)	$(274.3)
Balances September 30, 2021	240,919,956	0.2	977.6	(826.6)	(0.2)	2.1	153.1
The accompanying notes are an integral part of these consolidated financial statements.

OAK STREET HEALTH, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIT)
(Unaudited)
($ in millions, except shares and per share data)

	Nine-Months Ended
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Equity/(Deficit)
	Shares Issued	Amount
Balances December 31, 2021	240,937,465	$0.2	$1,017.9	$(965.3)	$(1.4)	$4.6	$56.0
Issuance of common stock upon vesting of restricted stock units	149,850	—	—	—	—	—	—
Issuance of common stock upon exercise of options	662,034	—	13.4	—	—	—	13.4
Shares withheld related to net settlement of stock based awards	(15,995)	—	(0.2)	—	—	—	(0.2)
Issuance of common stock under the employee purchase plan	224,473	—	4.1	—	—	—	4.1
Issuance of common stock pursuant to RubiconMD Holdings, Inc. earn-out	1,225,122	—	32.5	—	—	—	32.5
Forfeitures	(232,023)	—	(4.3)	—	—	—	(4.3)
Stock-based compensation expense	—	—	124.3	—	—	—	124.3
Payments to non-controlling interest	—	—	—	—	—	(1.3)	(1.3)
Purchase of joint venture minority interest	—	—	(2.7)	—	—	0.6	(2.1)
Net unrealized loss on marketable debt securities	—	—	—	—	(2.7)	—	(2.7)
Net loss	—	—	—	(376.2)	—	0.9	(375.3)
Balances September 30, 2022	242,950,926	$0.2	$1,185.0	$(1,341.5)	$(4.1)	$4.8	$(155.6)
The accompanying notes are an integral part of these consolidated financial statements.

OAK STREET HEALTH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)
(Unaudited)

	Nine-Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(375.3)	$(274.3)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on debt and related issuance costs	3.3	2.4
Accretion of discounts and amortization of premiums on short-term marketable securities, net	4.9	2.4
Fair value adjustment to contingent consideration	38.3	—
Depreciation and amortization	25.3	11.7
Non-cash operating lease costs	31.6	11.2
Stock-based compensation, net of forfeitures	120.0	121.9
Change in operating assets and liabilities, net of impact of acquisitions:
Accounts receivables	(273.4)	(208.0)
Other assets	(5.3)	(10.5)
Accounts payable and accrued compensation and benefits	7.4	23.1
Liability for unpaid claims	230.9	180.2
Operating lease liabilities	(15.6)	(9.9)
Other liabilities	(5.4)	23.9
Net cash used in operating activities	$(213.3)	(125.9)
Cash flows from investing activities:
Proceeds from sales and maturities of marketable debt securities	$716.6	43.7
Purchases of marketable debt securities	(392.2)	(817.6)
Purchase of business, net of cash acquired	(5.6)	(1.4)
Purchases of property and equipment	(67.6)	(40.6)
Net cash provided by (used by) investing activities	$251.2	(815.9)
Cash flows from financing activities:
Proceeds from borrowings on term loan, net	$72.3	$—
Proceeds from borrowings on Convertible Senior Notes, net	—	897.9
Purchase of capped calls	—	(123.6)
Capital contributions from non-controlling interests	—	0.1
Settlement of contingent earnout liability	(21.7)	—
Capital distributions to non-controlling interests	(1.3)	(1.5)
Purchase of joint venture minority interest	(2.1)	—
Proceeds from exercise of options	13.4	4.5
Proceeds from issuance of common stock under the employee purchase plan	4.1	3.0
Net cash provided by financing activities	$64.7	780.4
Net change in cash, cash equivalents and restricted cash	102.6	(161.4)
Cash, cash equivalents and restricted cash, beginning of period	120.4	419.7
Cash, cash equivalents and restricted cash, end of period	$223.0	$258.3
Supplemental disclosures
Additions to construction in process funded through accounts payable	7.0	4.7

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
The Company operates primary care centers serving Medicare beneficiaries. The Company, through its centers and management services organization, combines an innovative care model with superior patient experience. The Company invests resources into primary care to prevent unnecessary acute events and manage chronic illnesses. The Company engages Medicare eligible patients through the use of an innovative community outreach approach. Once patients are engaged, the Company integrates population health analytics, social support services and primary care into the care model to drive improved outcomes. The Company contracts with health plans to generate medical costs savings and realize a return on its investment in primary care. As of September 30, 2022, the Company operated 161 centers.
Basis of Presentation and Consolidation
The accompanying unaudited interim consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such regulations that would substantially duplicate the disclosures contained in the Company's annual audited consolidated financial statements. These financial statements have been prepared on a basis consistent with the accounting principles applied for the fiscal year ended December 31, 2021 in the Company’s 2021 Form 10-K filed with the SEC. In the opinion of management, all adjustments (consisting of all normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine-months ended September 30, 2022, including the impact of COVID-19, are not necessarily indicative of the results that may be expected any other interim period for or for the year ending December 31, 2022.
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
In addition, Oak Street Health is the majority interest owner in two joint ventures: OSH-PCJ Joliet, LLC ("PCJ JV") and OSH-RI, LLC ("RI JV"), which are consolidated in the Company’s financial statements. In January 2022, the Company paid a former joint venture partner, Evangelical Services Corporation, $2.1 million to acquire its 49.9% ownership interest in OSH-ESC Joint Venture, LLC. As such, OSH owned 100% of this entity as of March 31, 2022, and the joint venture was effectively dissolved. During the quarters ended June and September 30, 2022, distributions were made from OSH-PCJ Joliet, LLC to Oak Street Health MSO, LLC, a subsidiary of the Company that holds 50.1% ownership interest in PCJ JV, and Primary Care Physicians of Joliet, an unaffiliated third party that holds 49.9% ownership interest in PCJ JV. Distributions made during the quarter ended June 30, 2022 totaled $0.8 million to each owner and in the quarter ended September 30, 2022 distributions totaled $0.5 million to each owner.
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
On March 27, 2020, the United States President signed into law the Coronavirus Aid, Relief and Economic Securities Act (“CARES Act”) which provides economic assistance to a wide array of industries, including healthcare. This legislation did not have a material impact on our financial statements as of and for the nine-months ended September 30, 2022. Refer to our 2021 Form 10-K for details on the prior year impact of the legislation.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company described its significant accounting policies in Note 2 of the notes to consolidated financial statements for the year ended December 31, 2021 included in its 2021 Form 10-K. During the nine-months ended September 30, 2022, there were no significant changes to those accounting policies, other than those noted below and those policies impacted by the new accounting pronouncements adopted during the period and further described below.

Stock-based compensation expense
The Company accounts for stock-based compensation as an expense in the statements of operations based on the awards' fair values at their respective grant dates. The Company estimates the fair value of options with service conditions granted using the Black-Scholes option pricing model. Stock options that include service and performance conditions are valued at their grant date using the Black-Scholes model and estimates regarding the probability of achieving the performance metrics. The Black-Scholes option pricing model requires inputs based on certain assumptions, including (a) the fair value per share of the Company's common stock, (b) the expected stock price volatility, (c) the expected term of the award, (d) the risk-free interest rate and (e) expected dividends.

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

The Company issued certain performance stock options (“PSOs”) during the first quarter of 2022, that vest based on the satisfaction of certain service and performance-based conditions. The Company estimates compensation expense based on the grant date fair value of the awards and recognizes the expense on a graded vesting basis over the vesting period of the awards. Compensation expense for these awards is recognized only if the Company has determined that it is probable that the performance condition will be met. The Company reassesses the probability of vesting at each reporting period and adjusts compensation expense based on the probability assessment.

The Company issued certain performance stock units ("PSUs") during the second quarter of 2022. The awards will vest based on the satisfaction of certain service conditions and performance-based conditions. The Company estimates compensation expense based on the grant date fair value of the awards and recognizes the expense on a straight-line basis over the vesting period of the award. Compensation expense for these awards is recognized only if the Company has determined that it is probable that the performance condition will be met. The Company reassesses the probability of vesting at each reporting period and adjusts compensation expense based on the probability assessment.

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
The Company considered the guidance Accounting Standards Codification 250, Accounting Changes and Error Corrections as well as the guidance in SEC Staff Bulletin 99, Materiality and concluded that the error was immaterial to the Company's previously issued interim and annual consolidated financial statements. The Company has corrected the cumulative impact of the error within the Quarterly Report on Form 10-Q for the period ended June 30, 2022 and disclosed the impact in Note 2 therein.
We recorded a decrease to cost of care, excluding depreciation and amortization, within the consolidated statements of operations of $3.6 million and impact of $0.02 to our net loss per share- basic and diluted for the nine-months ended September 30, 2022. There was no impact to the consolidated statement of cash flows or the consolidated statements of equity/(deficit).
Recently Adopted Accounting Pronouncements
In October 2021, the FASB issued Accounting Standard Update ("ASU") 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The new guidance requires contract assets and liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers, as if it had originated the contracts. Under the current business combinations guidance, such assets and liabilities are recognized by the acquirer at fair value on the acquisition date. The new standard is effective for fiscal years beginning after December 15, 2022. Early adoption is permitted. The standard will not impact acquired contract assets or liabilities from business combinations occurring prior to the effective date of adoption. We elected to adopt this guidance early effective as of the quarter ended September 30, 2022 in connection with the Company’s acquisition of substantially all of the assets of CHW Cares Inc. ("CHW"), which was completed during the quarter. The guidance was not applicable to the CHW acquisition as contract assets and liabilities were not acquired, and as such, the adoption did not have a material effect on our consolidated financial statements or notes to the consolidated financial statements. For more information about the CHW acquisition, see Note 5, "Business Combinations, Goodwill and Intangible Assets."

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
Our care coordination services include a single performance obligation to stand ready to provide care coordination services to patients, which constitutes a series of distinct service increments. Payments received are recognized in other revenue ratably over the length of contract terms and are refundable on a pro rata basis to Humana if the Company ceases to provide services at the centers within the length of the term specified in the contracts. Under our care management services, we have a single performance to stand ready to provide care management services, which constitutes a series of distinct service increments.

The Company acquired RubiconMD Holdings, Inc. (“RMD”) on October 20, 2021. RMD is a healthcare technology company specializing in an online eConsult platform which enables primary care providers to easily access same-day insights from top specialists in order to provide better care for their patients. RMD generates revenue by providing subscription licenses to its customers to access its eConsult platform, as well as providing integration, training and other ad-hoc services. We have identified the performance obligation to be standing ready to provide access to the eConsult platform. Subscription license revenue is recognized when the performance obligation is met over time by either the straight-line method or when services are performed over the terms of the applicable contract. RMD also provides services to assist customers with initial usage and training of the platform. These services are typically provided for a fixed fee and do not have a variable component. We identified the performance obligation is to provide the other professional services, which is typically achieved over time.
Capitated Revenue and Accounts Receivable
The Company has agreements in place with the payors listed below, and payor sources of capitated revenue for each period presented were as follows:

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2022	2021	2022	2021
Humana	31%	35%	32%	37%
Wellcare/Meridian	16%	15%	17%	16%
UnitedHealth Care	10%	8%	9%	7%
CMS	8%	10%	8%	7%
Other	35%	32%	34%	33%
Medicare Part D comprised 2% of capitated revenues for the three and nine-months ended September 30, 2022 and September 30, 2021. Medicare Part D comprised 3% of medical claims expense for the three-months ended September 30, 2022 and 2% for the nine-months ended September 30, 2022. Medicare Part D comprised 2% of medical claims expense for the three-months ended September 30, 2021 and 3% for the nine-months ended September 30, 2021.
For the nine-months ended September 30, 2022 and 2021, respectively, we estimate that we will receive an additional $44.4 million and $40.1 million for acuity-related adjustments to be received in subsequent periods. Under our capitated revenue arrangements, we receive a fixed fee per patient, per month ("PPPM") for services. In certain contracts, PPPM fees also include adjustments for items such as performance incentives or penalties based on the achievement of certain clinical quality metrics as contracted with payors. There were no material PPPM adjustments related to performance incentives/penalties for quality-related metrics for the three and nine-months ended September 30, 2022 and 2021.
Other Revenue
The composition of other revenue for each period was as follows ($ in millions):

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2022	2021	2022	2021
Care coordination and care management services	$1.8	$9.8	5.2	$18.4
License subscription and other fees	3.3	—	9.5	—
Fee for service	2.7	2.2	8.4	5.5
Total other revenue	$7.8	$12.0	23.1	$23.9
As of September 30, 2022 and December 31, 2021, the Company’s contract liabilities related to the Humana care coordination payments totaled $37.3 million and $33.9 million, respectively. The short-term portion is recorded in other liabilities and the long-term portion is included in other long-term liabilities in the accompanying consolidated balance sheets. As of September 30, 2022 and December 31, 2021, we recorded $6.7 million and $6.2 million of short-term contract liabilities, respectively, and $30.6 million and $27.7 million of long-term contract liabilities, respectively.

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
The following tables present information about the Company’s financial assets measured at fair value on a recurring basis ($ in millions):

	Fair Value Measurements as of September 30, 2022 using:			Fair Value Measurements as of December 31, 2021 using:
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Marketable debt securities:
Commercial paper	$61.5	$—	$—	$120.8	$—	$—
U.S. Treasury obligations	—	12.8	—	—	26.0	—
Corporate bonds	—	201.2	—	—	412.3	—
Asset-backed securities	—	33.8	—	—	99.2	—
Other	—	29.7	—	—	12.8	—
Total financial assets	$61.5	$277.5	$—	$120.8	$550.3	$—
Liabilities:
Convertible senior notes	$—	$710.5	$—	$—	$752.7	$—
Contingent consideration[1]	—	—	0.2	—	—	21.8
Total liabilities	$—	$710.5	$0.2	$—	$752.7	$21.8
[1] During the quarter-ended June 30, 2022, RMD achieved both earn-out hurdles. As such, the Company no longer measured the fair value of the contingent consideration and instead recorded the maximum earn-out as an amount payable to RMD as of June 30, 2022. See Footnote 5 for further detail.

The Company measures the fair value of corporate bonds, U.S. treasury obligations and asset-backed securities by taking into consideration valuations obtained from third-party pricing services. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. During the three and nine-months ended September 30, 2022, there were no transfers between Levels 1, 2 and 3.
The Company's Convertible Senior Notes are classified within Level 2 of the fair value hierarchy as the valuation inputs are based on quoted prices in an inactive market on the last day in the reporting period.
In September 2022, the Company and certain of its subsidiaries entered into a $300.0 million loan and security agreement (the "Loan Agreement") with Hercules Capital Inc., as administrative and collateral agent and lender (the “Agent”), and Silicon Valley Bank and other lenders from time to time parties thereto (collectively with the Agent in its capacity as a lender, the “Lenders”) with such amount to be funded in five committed tranches (collectively, the "Term Loan"). As of September 30, 2022, the carrying value of the loan is $72.3 million, net of debt issuance costs. The fair value of the Term Loan approximates its carrying value since the interest rate is at market. For more information about the Term Loan, see Note 8, “Long-Term Debt.”

Investments
At September 30, 2022, the Company’s marketable debt securities classified as available-for-sale were as follows ($ in millions):

	September 30, 2022			December 31, 2021
	Amortized cost	Net unrealized gains (losses)	Fair value	Amortized cost	Net unrealized gains (losses)	Fair value
Marketable debt securities:
Commercial paper	$61.7	$(0.2)	$61.5	$120.9	$(0.1)	$120.8
U.S. Treasury obligations	12.9	(0.1)	12.8	26.0	—	26.0
Corporate bonds	204.6	(3.4)	201.2	413.4	(1.1)	412.3
Asset-backed securities	34.0	(0.2)	33.8	99.4	(0.2)	99.2
Other	29.9	(0.2)	29.7	12.8	—	12.8
Total marketable debt securities	$343.1	$(4.1)	$339.0	$672.5	$(1.4)	$671.1
These investments in marketable debt securities carry maturity dates of less than five years from the date of purchase. The net realized gains and losses were immaterial during the three and nine-months ended September 30, 2022. We do not intend to sell these investments, and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost basis. We did not record an allowance for credit losses as of September 30, 2022 or December 31, 2021 as no losses were determined to be caused by credit losses.
NOTE 5. BUSINESS COMBINATIONS, GOODWILL AND INTANGIBLE ASSETS
Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $158.0 million and $152.9 million at September 30, 2022 and December 31, 2021, respectively.
Intangible assets with a finite useful life continue to be amortized over their useful lives. Net intangible assets amounted to $9.6 million and $10.8 million at September 30, 2022 and December 31, 2021, respectively. Accumulated amortization related to intangible assets amount to $2.9 million and $1.7 million at September 30, 2022 and December 31, 2021, respectively. The Company recorded amortization expense of $0.4 million and $0.1 million for the three-months ended September 30, 2022 and 2021, respectively. The Company recorded amortization expense of $1.2 million and $0.3 million for the nine-months ended September 30, 2022 and 2021, respectively.
The remaining weighted average amortization period of finite-lived intangible assets is 5.8 years. The remaining estimated future amortization expense by year, as of September 30, 2022, is presented in the following table:

(in millions)
2022	$0.5
2023	1.7
2024	1.7
2025	1.7
2026	1.7
Thereafter	2.3
Estimated aggregate future intangible asset amortization	$9.6
During the nine-months ended September 30, 2022, we made a $0.2 million adjustment to our preliminary allocation of the purchase consideration for the RMD acquisition related to finalized net working capital adjustments. As of September 30, 2022, the purchase price allocation is considered final. During the nine-months ended September 30, 2022, RMD achieved certain internal volumes required to earn the maximum earn-out consideration of $60.0 million. The Company paid out $27.5 million in cash and issued $32.5 million of Oak Street Health common stock during the three-months ended September 30, 2022. Of the total cash paid, $21.7 million had been recorded as a liability at the date of acquisition and presented as cash used in financing activities in the consolidated statement of cash flows with remaining amount reflected as cash used in operating activities- other liabilities. Additionally, the change in fair value of the contingent consideration liability was recorded in other income (expense) on the consolidated statement of operations. For the three and nine-months ended September 30, 2022, the Company recorded $0 million and $38.3 million, respectively, within our other expenses as a result of RMD achieving the maximum earn-out consideration.
On September 23, 2022 OSH acquired substantially all of the assets of CHW for a total purchase price of $6.2 million, including contingent consideration with an estimated fair value of $0.2 million. The estimated fair value of the contingent consideration is recorded within other long-term liabilities. The maximum potential earn-out is $5.5 million dependent on internal metrics. As part of the CHW acquisition, the Company recorded $5.3 million of goodwill. As of September 30, 2022, the purchase price allocation is considered preliminary, and the Company may record certain adjustments during the one-year measurement period following the CHW acquisition.
NOTE 6. LEASES
The components of lease expense for the Company’s operating leases were as follows for the three and nine-months ended September 30, 2022 and September 30, 2021 ($ in millions):

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2022	2021	2022	2021
Operating lease cost[2]	$13.3	$5.6	$34.6	$15.0
Variable lease cost [2]	2.1	5.3	7.3	14.0
Total lease cost	$15.4	$10.9	$41.9	$29.0
[2]See Note 2 for discussion of the correction of an immaterial prior period error. The correction of the classification of leasehold improvements resulted in a prior period benefit recorded to operating lease costs during the nine-months ended September 30, 2022. Additionally, as a result of the correction, certain variable lease expenses were re-classified as operating lease expenses during the nine-months ended September 30, 2022. These corrections impacted the comparability of variable lease costs year over year.

The Company entered into operating leases that resulted in $22.6 million and $89.2 million of right-of-use assets in exchange for operating lease obligations for the three and nine-months ended September 30, 2022, respectively. The Company entered into operating leases that resulted in $22.7 million and $49.5 million of right-of-use assets in exchange for operating lease obligations for the three and nine-months ended September 30, 2021, respectively.
The weighted-average remaining lease term and discount rate for operating lease liabilities included in the consolidated balance sheets are as follows:

	September 30, 2022	December 31, 2021
Weighted-average remaining lease term (in years)	8.8	9.9
Weighted-average discount rate	4.37%	4.17%
The table below presents the future minimum lease payments under the non-cancelable operating leases as of September 30, 2022 ($ in millions):

2022	$10.5
2023	48.5
2024	54.7
2025	52.5
2026	52.1
2027	52.3
Thereafter	196.9
Total lease payments	$467.5
Less: imputed interest	(101.8)
Total operating lease liabilities	$365.7
Reported as:
Operating lease liabilities, current (1)	23.9
Operating lease liabilities, noncurrent	341.8
Total operating lease liabilities	$365.7

(1) Included in other liabilities on the consolidated balance sheet
NOTE 7. LIABILITY FOR UNPAID CLAIMS
Activity within liabilities for unpaid claims was as follows for the nine-months ended ($ in millions):

	September 30,
	2022	2021
Balance, beginning of period	$556.3	$262.1
Incurred health care costs:
Current year	1,195.3	785.2
Prior years	—	5.2
Total claims incurred	$1,195.3	$790.4
Claims paid:
Current year	(482.9)	(366.5)
Prior years	(485.4)	(246.4)
Total claims paid	$(968.3)	$(612.9)
Adjustments to other claims-related liabilities	3.8	2.7
Balance, end of period	$787.1	$442.3
We assess the profitability of our managed care capitation arrangements to identify contracts where current operating results or forecasts indicate probable future losses. If anticipated future variable costs exceed anticipated future revenues, a premium deficiency reserve is recognized. No material premium deficiency reserves were recorded as of September 30, 2022 and December 31, 2021.
NOTE 8. LONG-TERM DEBT
Term Loan

On September 30, 2022, the Company and certain of its subsidiaries entered into the Loan Agreement with Hercules Capital, Inc., as administrative and collateral agent and lender, and Silicon Valley Bank and other lenders from time to time parties thereto. The Loan Agreement provides the Company with a Term Loan Facility of up to $300.0 million to be funded in five committed tranches available to be drawn at the Company’s option during the specified time period. Under Tranche A (available from September 30, 2022 ("Closing") until March 31, 2023), the Company was required to draw down $75.0 million upon Closing and may draw up to an additional $25.0 million. Under Tranche B (available from Closing until December 15, 2023), the Company may borrow up to $50.0 million in $25.0 million increments. Under

Tranche C (available from January 1, 2024 until June 30, 2024), the Company may borrow up to $50.0 million in $25.0 million increments. Under Tranche D (available from the earlier of (a) the date on which Tranche C is fully drawn and (b) July 1, 2024 until December 15, 2024), the Company may borrow up to $75.0 million in $25.0 million increments. Under Tranche E (available from Closing until June 1, 2025), the Company may borrow up to $25.0 million subject to the approval of the individual lender. If the Company does not elect to draw the entire principal amount available under the Tranche B, C or D during the applicable drawdown period, then any such undrawn portion will be added to the aggregate principal amount available under Tranche E. The obligations under the Term Loan Facility are secured by a perfected security interest in substantially all of the assets of the Company, subject to certain limitations and exceptions. The Term Loan Facility is scheduled to mature on October 1, 2027, subject to a springing maturity date of September 1, 2025 if, prior to June 1, 2025, the Company’s Convertible Senior Notes have not been (i) converted into equity interests of the Company, (ii) amended such that the scheduled maturity date of the Convertible Senior Notes is at least 180 days after the initial maturity date of the tranches of the Term Loans then in effect, or (iii) fully redeemed and extinguished.
The Term Loan interest rate will float and change on the day the prime rate changes from time to time. The Term Loan interest rate is equal to the greater of either 7.95% or the prime rate plus 2.45%. In addition, the principal balance of the Term Loans will bear “payment-in-kind” interest at the rate of 1.00% (“PIK Interest”), which PIK Interest will be added to the outstanding principal balance of the Term Loans and increase the outstanding principal balance of the Term Loans on each payment date. In addition, an end-of-term charge equal to 4.95% of the aggregate original principal amount of the Term Loans, due on the earlier of the maturity date of the Term Loans or the repayment of the Term Loans, is payable by the Company. Interest payments on the loan are due on the first day of each month.
Borrowings under the Term Loan Facility may be voluntarily prepaid in minimum increments of $25.0 million, subject to a prepayment fee equal to (i) 2.00% of the amount prepaid, if the prepayment occurs during the first year following the closing, (ii) 1.00% of the amount prepaid, if the prepayment occurs during the second year following the closing, and (iii) 0.50% of the amount prepaid, if the prepayment occurs during the third year following the closing. There is no prepayment fee, penalty or premium applicable to voluntary prepayments made by the Company on or after the fourth year following the closing.
At September 30, 2022 the outstanding balance of the Term Loan was $72.3 million, net of debt issuance costs.
In addition, beginning on the earlier of (i) the reporting deadline of the Company’s fourth quarter 2023 financial statements under the Loan Agreement and (ii) the date at which more than $100.0 million in aggregate principal (excluding any paid-in-kind interest) is outstanding under the Term Loan Facility, the Company is required to maintain a specified trailing twelve-month platform contribution (as defined in the Loan Agreement), with the applicable platform contribution increasing over time and as the Company’s borrowings under the Term Loan Facility increase. At September 30, 2022, the financial covenant was not yet in effect.
Convertible Senior Notes
On March 16, 2021, the Company issued, at par value, $920.0 million aggregate principal amount of 0% Convertible Senior Notes, including $120.0 million in aggregate principal amount pursuant to the option we granted to the initial purchasers to purchase additional convertible senior notes, which was exercised in full in March 2021. Total proceeds received by the Company from the sale of the Convertible Senior Notes, net of debt issuance and offering costs of $22.1 million, were $897.9 million. The Company used $123.6 million of the net proceeds to pay for the cost of the capped call transactions (see discussion on capped call transactions further below).
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
Pursuant to the terms of the Indenture, the Convertible Senior Notes are convertible at the option of the holders, or may be called by the Company for redemption, upon the occurrence of certain circumstances. For additional information on the conversion provisions included in the Indenture, please see Long-Term Debt, of the notes to consolidated financial statements included in our 2021 Form 10-Q for the period ended June 30, 2022. Based upon the reported sales price of our common stock during the last 30 consecutive trading days of the third quarter of 2022, the Convertible Senior Notes were not convertible by the holders on September 30, 2022 and will not be convertible until December 15, 2025.

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
The Convertible Senior Notes and capped call transactions consisted of the following balances reported in the consolidated balance sheet as of September 30, 2022 and December 31, 2021 ($ in millions):

	September 30, 2022	December 31, 2021
Liability component:
Principal	920.0	920.0
Less: debt issuance costs, net of amortization	(15.3)	(18.6)
Net carrying amount	904.7	901.4

Equity component recorded at issuance:
Capped call transactions	123.6	123.6
The Company recognized $1.1 million and $3.3 million related to the amortization of debt issuance and offering costs in interest expense, net on the consolidated statements of operations related to the Convertible Senior Notes for the three and nine-months ended September 30, 2022, respectively. The Company recognized $1.1 million and $2.4 million related to the amortization of debt issuance and offering costs in interest expense, net on the consolidated statements of operations related to the Convertible Senior Notes for the three and nine-months ended September 30, 2021, respectively. The effective interest rate for all periods was 0.49%.
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

The following is a summary of stock option activity, excluding PSOs, as of and for the nine-months ended September 30, 2022 ($ in millions):

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2021	14,945,566	$21.89	8.61	$177.2
Granted	1,829,910	16.92
Exercised	(560,905)	21.00
Cancelled	(442,025)	23.77
Outstanding, September 30, 2022	15,772,546	$21.31	8.03	$62.1
Options exercisable as of September 30, 2022	8,630,780	$21.37	7.85	30.1
The aggregate intrinsic value of options exercised in each of the three-months ended September 30, 2022 and 2021 was $1.6 million, and $2.0 million and $8.2 million in the nine-months ended September 30, 2022 and 2021, respectively. Aggregate intrinsic value represents the difference between the exercise price of the option and the closing price of the Company’s common stock on the date of exercise. The fair value of options granted for the three-months ended September 30, 2022 and 2021 was $0.9 million and $0.4 million, respectively, and $15.7 million and $9.6 million for the nine-months ended September 30, 2022 and 2021, respectively.
Performance Stock Options Activity

In February 2022, the Company granted PSOs to certain of its executives, with 50% of the option shares vesting at the end of year two and the remaining 50% of the option shares vesting at the end of year three, subject in each case to the satisfaction of certain performance-based conditions. The PSOs generally expire ten years from the date of the grant. The fair value of performance stock options granted for the nine-months ended September 30, 2022 was $25.8 million.

The following is a summary of PSO activity as of and for the nine-months ended September 30, 2022 ($ in millions):

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2021	—	$—	—	$—
Granted	3,300,505	15.75
Exercised	—	—
Cancelled	—	—
Outstanding, September 30, 2022	3,300,505	$15.75	9.4	$28.9
Options exercisable as of September 30, 2022	—	$—	—	—
RSU Activity

RSUs granted generally vest ratably over four years. The following is a summary of RSU transactions as of and for the nine-months ended September 30, 2022:

	Unvested Shares	Grant Date Fair Value

Unvested, December 31, 2021	476,628	$47.30
Granted	2,572,673	17.69
Vested	(149,850)	40.39
Canceled and forfeited	(281,823)	21.97
Unvested, September 30, 2022	2,617,628	$21.59
PSU Activity

The Company granted PSUs to certain of its employees during the second quarter of 2022 with the units vesting in April 2023, subject in each case to the satisfaction of certain performance-based conditions. The following is a summary of PSU activity as of and for the nine-months ended September 30, 2022:

	Unvested Shares	Grant Date Fair Value

Unvested, December 31, 2021	111,184	$33.73
Granted	455,426	23.66
Vested	—	—
Canceled and forfeited	(5,705)	24.17
Unvested, September 30, 2022	560,905	$27.88
RSA Activity
The RSAs were granted as part of the pre-IPO conversion. The following is a summary of RSA transactions as of and for the nine-months ended September 30, 2022:

	Unvested Shares	Grant Date Fair Value

Unvested, December 31, 2021	16,090,990	$14.71
Granted	—	—
Vested	(9,040,014)	15.73
Canceled and forfeited	(280,956)	15.57
Unvested, September 30, 2022	6,770,020	$13.31
Employee Stock Purchase Plan
On August 5, 2020, the Board of Directors adopted, and the OSH LLC’s and OSH MH LLC’s majority unitholders approved, the 2021 Employee Stock Purchase Plan (the “ESPP”). The ESPP is more fully described in Note 13 to the consolidated financial statements included in our 2021 Form 10-K.
During the nine-months ended September 30, 2022 and 2021, 224,473 shares and 62,575 shares, respectively, were purchased under the ESPP.
Stock-Based Compensation Expense
The following table is a summary of stock-based compensation expense by function ($ in millions):

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2022	2021	2022	2021
Cost of care, excluding depreciation and amortization	$1.3	$0.5	$2.7	$1.2
Sales and marketing	1.4	0.8	3.8	2.5
Corporate, general and administrative	28.1	37.4	113.5	118.2
Total	30.8	38.7	120.0	121.9
As of September 30, 2022, the Company approximately $98.9 million in unrecognized compensation expense related to all non-vested awards (RSAs, ISOs, PSO, PSUs and RSUs) that will be recognized over the weighted-average period of 1.44 years.
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

On July 25, 2022, the defendants filed a consolidated motion to dismiss the Amended Complaint. On September 26, 2022, the plaintiffs' opposition to that motion to dismiss was filed, and the defendants reply to that opposition was filed on October 26, 2022. The court will now consider the motion in due course.
In the event that the defendants's motion to dismiss is not granted, the Company intends to continue to vigorously defend this matter. Given the uncertainty of litigation, the preliminary stage of the case, and the legal standards that must be met for success on the merits, the Company cannot estimate the reasonably possible loss or range of loss that may result from this action.
Management believes that the Company is in compliance with fraud and abuse laws, as well as other applicable laws and regulations. While no regulatory inquiries have been made, compliance with such laws and regulations is subject to government review and interpretation, as well as regulatory actions unknown at this time.
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
The tables below illustrates the VIE assets and liabilities and performance for the Physician Groups as of and for the periods ended ($ in millions):

	September 30, 2022	December 31, 2021
Total assets	$945.7	$596.2
Total liabilities	868.2	564.4

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2022	2021	2022	2021
Total revenues	$543.3	$350.5	$1,575.9	$644.9
Medical claims expense	426.3	283.0	1,195.4	481.9
Cost of care	55.5	34.5	153.3	67.4
Total operating expenses	$481.8	$317.5	$1,348.7	$549.3
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
NOTE 12. RELATED PARTIES
Humana
Humana held over 5% of our common stock during the year ended December 31, 2021. Additionally, a Humana representative served on the Board of Directors from 2020 until his retirement, effective September 7, 2021. Humana no longer has a representative on the Board of Directors as of September 7, 2021. Humana is no longer a related party for the year ending December 31, 2022, and as such, the Company has included prior year transaction amounts only on the consolidated balance sheet and consolidated statement of operations.

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

NOTE 13. NET LOSS PER SHARE
The following table sets forth the computation of basic and diluted net loss per common share for the three and nine-months ended September 30, 2022 and 2021 ($ in millions).

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(130.4)	$(110.0)	$(375.3)	$(274.3)
Less: Net income/(loss) attributable to non-controlling interests	0.3	(0.6)	0.9	(3.5)
Net loss attributable to Oak Street Health, Inc.	(130.7)	(109.4)	(376.2)	(270.8)
Denominator:
Weighted average common shares outstanding - basic and diluted	231,919,421	223,435,698	228,042,160	221,932,624
Net loss per share – basic and diluted	$(0.56)	$(0.49)	$(1.65)	$(1.22)
The Company’s potentially dilutive securities, which included stock options (including PSOs), unvested RSUs (including PSUs), unvested RSAs, and shares issuable upon conversion of our Convertible Senior Notes, have been excluded from the computation of diluted net loss per share as the effect would reduce the net loss per share. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share was the same. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share for the periods indicated:

	Nine-Months Ended September 30,
	2022	2021
Stock options	19,073,051	14,999,384
RSUs	3,178,533	341,215
RSAs	6,770,020	16,792,134
Convertible Senior Notes	11,622,176	11,622,176
	40,643,780	43,754,909
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

As of September 30, 2022, the Company operated 161 centers across 20 states, which provided care for approximately 209,500 patients. We, together with our affiliated physician practice organizations, employ approximately 5,900 team members, including approximately 600 primary care providers. Our operations are organized and reported under one segment.
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

The COVID-19 pandemic had an impact on our results from operations, cash flows and financial position for the nine-months ended September 30, 2022, primarily as a result of an increase in cases in early 2022 due to the Omicron variant. Based upon claims paid to- date, our direct costs related to COVID-19 claims were approximately $89.3 million for the period from March 1, 2020 through September 30, 2022. We estimated that total COVID-19 claims incurred during the nine-months ended September 30, 2022 were approximately $21.2 million, which was comparable to our direct COVID-19 claims of $18.9 million for the nine-months September 30, 2022. We expect to incur additional COVID-19 related costs given the volume of positive cases in our markets. Due to the uncertainty of COVID-19 infection and hospitalization rates, we cannot estimate any incremental COVID-19 related costs we may incur in future periods.

We will continue to closely monitor the COVID-19 pandemic and its continued impact on our patients and prospective patients and our business. The ongoing effects of the pandemic, as well as the extent and significance of any future variants, remain unresolved and could continue for an extended period of time. Even as the COVID-19 pandemic subsides, disruptions caused by the pandemic, including labor shortages, supply chain disruptions, and inflationary pressures, may continue and could, in turn, have a negative impact on the Company. Further, recurring COVID-19 outbreaks, including outbreaks caused by different virus variants, could have the potential to impact the Company and its future results of operations, cash flows and financial position.

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
Key Factors Affecting Our Performance
•Adding New Patients in Existing Centers: Our ability to add new patients is a key indicator of the market’s recognition of the attractiveness of the Oak Street Platform, both to our patients and Medicare Advantage ("MA") plan partners, and a key growth driver for the business. As we add patients to our existing centers, we expect these patients to contribute significant incremental economics to Oak Street Health as we leverage our fixed cost base at each center. We grow our patient base through our own internal outreach efforts, which drive most of our new patient growth, as well as assignments from our MA plan partners. We grew our patient base from approximately 131,500 patients as of September 30, 2021 to approximately 209,500 as of September 30, 2022.
•Expand our Center Base within Existing and New Markets: We believe our core market consists of approximately 27 million patients, and we served approximately 209,500 patients as of September 30, 2022. As a result, we believe there is significant opportunity to expand in our existing markets through the acquisition of new patients to existing centers and addition of new centers. For the long term, these strategically developed new sites allow us to access additional neighborhoods while leveraging our established brand and infrastructure in a market. Our existing markets today represent a small fraction of the overall market opportunity. Based upon our experience to date, we believe our care model can scale nationally, and we therefore expect to selectively and strategically expand into new geographies.

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
•Contract with Payors: Our economic model relies on our capitated arrangements with payors and CMS, which manage and market MA plans across the United States. In our short history, we have been able to establish strategic value-based relationships with over 30 different payors, including each of the top 5 national payors by number of MA patients. These existing contracts and relationships and our payors’ understanding of the value of our model reduces the risk of entering into new markets as we typically have payor contracts before entering a new market. Maintaining, supporting, and growing these relationships, particularly as we enter new geographies, is critical to our long-term success.
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
•Investments in Growth: We expect to continue to focus on long-term growth through investments in our centers, care model and sales and marketing. In addition, we expect our corporate, general and administrative expenses to increase in absolute dollars for the foreseeable future to support our growth and because of the additional costs of being a public company.
Executive Summary
The following table presents key financial statistics for the three and nine-months ended September 30, 2022 and 2021:

	Three-Months Ended September 30,		Nine-Months Ended September 30,
(dollars in millions)	2022	2021	2022	2021
Centers	161	110	161	110
Total patients	209,500	131,500	209,500	131,500
At-risk	145,000	100,500	145,000	100,500
Fee-for-service	64,500	31,000	64,500	31,000
Total revenues	$545.7	$388.7	$1,583.2	$1,038.5
Loss from operations[1]	$(130.2)	$(109.4)	$(333.9)	$(272.5)
Net loss[1]	$(130.4)	$(110.0)	$(375.3)	$(274.3)
Platform contribution (Non-GAAP)[2]	$6.0	$3.1	$79.9	$45.2
Patient contribution (Non-GAAP)[2]	$110.5	$66.9	$361.7	$223.7
Adjusted EBITDA (Non-GAAP)[2]	$(88.3)	$(64.4)	$(183.7)	$(135.3)
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
Total Patients
Total patients includes both at-risk MA and Direct Contracting patients (those patients for whom we are financially responsible for their total healthcare costs) as well as fee-for-service Medicare patients (those patients for whom our affiliated medical groups submit claims to the federal government for direct reimbursement under the Medicare program or to MA plans with which we do not have value-based arrangements). We define our total at-risk patients as at-risk patients who have selected one of our affiliated medical groups as their provider of primary care medical services as of the end of a particular period or have been aligned under the Direct Contracting program. We define our total fee-for-service Medicare patients as fee-for-service Medicare patients who come to one of our centers for medical care at least once per year. A fee-

for-service patient continues to be included in our patient count until the earlier to occur of (a) more than one year since the patient’s last visit, (b) the patient communicates a desire to stop receiving care from us or (c) the patient passes away.
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
Results of Operations
The following tables set forth our results of operations for the periods presented and as a percentage of our total revenues for those periods.

	Three-Months Ended September 30,			Nine-Months Ended September 30,
(dollars in millions)	2022	2021	% Change	2022	2021	% Change
Revenues:
Capitated revenue	$537.9	$376.7	43%	$1,560.1	$1,014.6	54%
Other revenue	$7.8	$12.0	(35)%	$23.1	$23.9	(3)%
Total revenues	$545.7	$388.7	40%	$1,583.2	$1,038.5	52%
Operating expenses:
Medical claims expense	$427.4	$309.8	38%	$1,198.4	$790.9	52%
Cost of care, excluding depreciation and amortization (1)	$113.6	$76.3	49%	$307.6	$203.6	51%
Sales and marketing (2)	$44.1	$30.5	45%	$120.5	$80.5	50%
Corporate, general and administrative (3)	$81.7	$77.0	6%	$265.3	$224.3	18%
Depreciation and amortization	$9.1	$4.5	102%	$25.3	$11.7	116%
Total operating expenses	$675.9	$498.1	36%	$1,917.1	$1,311.0	46%
Loss from operations	$(130.2)	$(109.4)	19%	$(333.9)	$(272.5)	23%
Other income/(expense):
Interest expense, net	—	(0.6)	100%	(1.1)	(1.8)	(38)%
Other	(0.2)	—	100%	(40.3)	—	100%
Total other expense	(0.2)	(0.6)	(67)%	(41.4)	(1.8)	2200%
Net loss	(130.4)	(110.0)	19%	(375.3)	(274.3)	37%
Net income/(loss) attributable to non-controlling interests	0.3	(0.6)	(150)%	0.9	(3.5)	(127)%
Net loss attributable to the Company	(130.7)	(109.4)	19%	(376.2)	(270.8)	39%
(1) Includes stock-based compensation, as follows:	1.3	0.5	160%	2.7	1.2	125%
(2) Includes stock-based compensation, as follows:	1.4	0.8	75%	3.8	2.5	52%
(3) Includes stock-based compensation, as follows:	28.1	37.4	(25)%	113.5	118.2	(4)%

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Capitated revenue	99%	97%	99%	98%
Other revenue	1%	3%	1%	2%
Total revenues	100%	100%	100%	100%
Operating expenses:
Medical claims expense	78%	80%	76%	76%
Cost of care, excluding depreciation and amortization	21%	20%	19%	20%
Sales and marketing	8%	8%	8%	8%
Corporate, general and administrative	15%	20%	17%	22%
Depreciation and amortization	2%	1%	2%	1%
Total operating expenses	124%	128%	121%	126%
Loss from operations	(24)%	(28)%	(21)%	(26)%
Other income/(expense):
Interest expense, net	—%	—%	—%	—%
Other	—%	—%	(3)%	—%
Total other expense	—%	—%	(3)%	—%
Net loss	(24)%	(28)%	(24)%	24%
Net income/(loss) attributable to non-controlling interests	0%	—%	—%	—%
Net loss attributable to the Company	(24)%	(28)%	(24)%	(26)%
Total Revenues

	Three-Months Ended September 30,		Change		Nine-Months Ended September 30,		Change
(dollars in millions)	2022	2021	$	%	2022	2021	$	%
Revenues:
Capitated revenue	$537.9	$376.7	$161.2	43%	$1,560.1	$1,014.6	$545.5	54%
Other revenue	$7.8	$12.0	(4.2)	(35)%	$23.1	$23.9	(0.8)	(3)%
Total revenues	$545.7	$388.7	$157.0	40%	$1,583.2	$1,038.5	$544.7	52%
Capitated revenue was $537.9 million for the three-months ended September 30, 2022, an increase of $161.2 million, or 43%, compared to $376.7 million for the three-months ended September 30, 2021. This increase was driven primarily by a 44% increase in total patients under capitated arrangements, slightly offset by a decrease of approximately 1% in the capitated revenue rate. For the three-months ended September 30, 2022, we recorded a reduction in capitated revenue of $5.9 million related to prior periods primarily due to the retrospective trend adjustments made by CMS under the Direct Contracting program and Direct contracting patient retroactivity. During the three-months ended September 30, 2021, we recorded $15.4 million of incremental capitated revenue related to prior periods due to patient retroactivity and increases in our acuity adjustments. When excluding the prior period revenue for the three-months ended September 30, 2022 and 2021, the year over year capitated revenue rate per patient increased by approximately 4%.
Capitated revenue was $1,560.1 million for the nine-months ended September 30, 2022, an increase of $545.5 million, or 54%, compared to $1,014.6 million for the nine-months ended September 30, 2021. This increase was driven primarily by a 44% increase in total patients under capitated arrangements (including Direct Contracting, which started as of April 2021) and an increase of approximately 7% in capitated revenue rate. Immaterial prior period capitated revenue was included in balance for the nine-months ended September 30, 2022. For the nine-months ended September 30, 2021, incremental capitated revenue of $20.2 million was recorded related to prior periods related to patient retroactivity and increases in our acuity adjustments. When excluding the prior period revenue for the nine-months ended September 30, 2021, the year over year capitated revenue rate per patient increased by approximately 9%.

Other revenue was $7.8 million for the three-months ended September 30, 2022, a decrease of $4.2 million, or 35%, compared to $12.0 million for the three-months ended September 30, 2021. Other revenue was $23.1 million for the nine-months ended September 30, 2022, a decrease of $0.8 million, or 3%, compared to $23.9 million for the nine-months ended September 30, 2021. The decreases are primarily related to incremental revenues recorded during the three-months ended September 30, 2021 related to prior periods due to the ACO shared savings program.
Operating Expenses

	Three-Months Ended September 30,		Change		Nine-Months Ended September 30,		Change
(dollars in millions)	2022	2021	$	%	2022	2021	$	%
Medical claims expense	$427.4	$309.8	$117.6	38%	$1,198.4	$790.9	$407.5	52%
Cost of care, excluding depreciation and amortization	$113.6	$76.3	37.3	49%	$307.6	$203.6	104.0	51%
Sales and marketing	$44.1	$30.5	13.6	45%	$120.5	$80.5	40.0	50%
Corporate, general and administrative	$81.7	$77.0	4.7	6%	$265.3	$224.3	41.0	18%
Depreciation and amortization	$9.1	$4.5	4.6	102%	$25.3	$11.7	13.6	116%
Total operating expenses	$675.9	$498.1	$177.8	36%	$1,917.1	$1,311.0	$606.0	46%
Medical claims expense was $427.4 million or 78% of total revenues for the three-months ended September 30, 2022, an increase of $117.6 million, or 38%, compared to $309.8 million or 80% of total revenues for the three-months ended September 30, 2021. This increase was driven primarily by a 44% increase in total patients under capitated arrangements, slightly offset by an 4% decrease in cost per patient. For the three-months ended September 30, 2022, we recorded a reduction to medical claims expense of $12.8 million related to prior periods due to 2022 costs developing more favorably versus our estimates and Direct contracting patient retroactivity. During the three-months ended September 30, 2021, we recorded incremental medical claims expenses of $9.4 million as a result of an increase in prior period incurred claims. When excluding these prior period costs for the three-months ended September 30, 2022 and 2021, respectively, the year over year medical claims expense per patient increased by 2%.
Medical claims expense was $1,198.4 million or 76% of total revenues for the nine-months ended September 30, 2022, an increase of $407.5 million, or 52%, compared to $790.9 million or 76% of total revenues for the nine-months ended September 30, 2021. This increase was driven primarily by a 44% increase in total patients under capitated arrangements (including those under Direct Contracting which started as of April 2021) and a 5% increase in cost per patient.
Cost of care, excluding depreciation and amortization was $113.6 million or 21% of total revenues for the three-months ended September 30, 2022, an increase of $37.3 million or 49%, compared to $76.3 million or 20% of total revenues for the three-months ended September 30, 2021. The increase was primarily driven by increases in salaries and benefits of $24.7 million; occupancy costs of $5.4 million; and medical supplies and patient transportation costs of $5.7 million, due to growth in both the number of centers we operate and the number of team members supporting our larger patient base.
Cost of care, excluding depreciation and amortization was $307.6 million or 19% of total revenues for the nine-months ended September 30, 2022, an increase of $104.0 million or 51%, compared to $203.6 million or 20% of total revenues for the nine-months ended September 30, 2021. The increase was primarily driven by increases in salaries and benefits of $67.0 million; occupancy costs of $16.3 million; and patient transportation costs of $16.2 million, due to growth in both the number of centers we operate and the number of team members supporting our larger patient base.
Sales and marketing expense was $44.1 million or 8% of total revenues for the three-months ended September 30, 2022, an increase of $13.6 million or 45%, compared to $30.5 million or 8% of total revenues for the three-months ended September 30, 2021. The increase was driven by net headcount growth of $10.0 million and greater advertising spend of $3.3 million to drive new patients to our clinics.

Sales and marketing expense was $120.5 million or 8% of total revenues for the nine-months ended September 30, 2022, an increase of $40.0 million, or 50%, compared to $80.5 million or 8% of total revenues for the nine-months ended September 30, 2021. The increase was driven by net headcount growth of $31.2 million and greater advertising spend of $7.0 million to drive new patients to our clinics.
Corporate, general and administrative expense was $81.7 million or 15% of total revenues for the three-months ended September 30, 2022, an increase of $4.7 million, or 6%, compared to $77.0 million or 20% of total revenues for the three-months ended September 30, 2021. The increase was primarily driven by greater salaries and benefits, including stock-based compensation expense, of $2.2 million, an increase in travel and entertainment expenses of $1.0 million and an increase in technology costs of $1.1 million. These increased costs can be primarily attributed to increased headcount to support our growth.
Corporate, general and administrative expense was $265.3 million or 17% of total revenues for the nine-months ended September 30, 2022, an increase of $41.0 million, or 18%, compared to $224.3 million or 22% of total revenues for the nine-months ended September 30, 2021. The increase was primarily driven by greater salaries and benefits, including stock-based compensation expense, of $30.1 million, an increase in legal and professional fees of $2.1 million, an increase in travel and entertainment expenses of $2.3 million and an increase in technology costs of $4.4 million. These increased costs can be primarily attributed to increased headcount to support our growth.
Depreciation and amortization expense was $9.1 million or 2% of total revenues for the three-months ended September 30, 2022, an increase of $4.6 million, or 102%, compared to $4.5 million or 1% of total revenues for the three-months ended September 30, 2021. Depreciation and amortization expense was $25.3 million or 2% of total revenues for the nine-months ended September 30, 2022, an increase of $13.6 million, or 116%, compared to $11.7 million or 1% of total revenues for the nine-months ended September 30, 2021. The increases were primarily due to capital expenditures purchased to support the continued growth of our business.
Other (Expense) Income

	Three-Months Ended September 30,		Change		Nine-Months Ended September 30,		Change
(dollars in millions)	2022	2021	$	%	2022	2021	$	%
Other income (expense):
Interest expense, net	$—	$(0.6)	$0.6	(100)%	$(1.1)	$(1.8)	$0.7	39%
Other	$(0.2)	$—	(0.2)	100%	$(40.3)	$—	(40.3)	100%
Total other expense	$(0.2)	$(0.6)	$0.4	(67)%	$(41.4)	$(1.8)	(39.6)	2200%
Other expense was $40.3 million for the nine-months ended September 30, 2022, an increase of $40.3 million, or 100%, compared to $0.0 million for the nine-months ended September 30, 2021. The increase was primarily due to a fair value adjustment to the contingent consideration or earn-out related to the acquisition of RMD in October 2021. During the nine-months ended September 30, 2022, RMD achieved internal metrics that resulted in the maximum earn-out amount, and we increased the balance of the earn-out liability to reflect the actual payout amount of $60.0 million. The earn-out was paid out via cash and common stock during the quarter ended September 30, 2022.
Non-GAAP Reconciliations
The following table provides a reconciliation of gross profit, the most closely comparable GAAP financial measure, to platform contribution. Gross profit is defined as total revenues less medical claims expense.

	Three-Months Ended September 30,		Nine-Months Ended September 30,
(dollars in millions)	2022	2021	2022	2021
Gross profit	$118.3	$78.9	$384.8	$247.6
Cost of care, excluding depreciation and amortization	(113.6)	(76.3)	(307.6)	(203.6)
Stock-based compensation	1.3	0.5	2.7	1.2
Platform contribution	$6.0	$3.1	$79.9	$45.2

The following table provides a reconciliation of gross profit, the most closely comparable GAAP financial measure, to patient contribution. Gross profit is defined as total revenues less medical claims expense.

	Three-Months Ended September 30,		Nine-Months Ended September 30,
(dollars in millions)	2022	2021	2022	2021
Gross profit	$118.3	$78.9	$384.8	$247.6
Other revenue	(7.8)	(12.0)	(23.1)	(23.9)
Patient contribution	$110.5	$66.9	$361.7	$223.7
The following table provides a reconciliation of net loss, the most closely comparable GAAP financial measure, to adjusted EBITDA:

	Three-Months Ended September 30,		Nine-Months Ended September 30,
(dollars in millions)	2022	2021	2022	2021
Net loss	$(130.4)	$(110.0)	$(375.3)	$(274.3)
Interest expense, net	—	0.6	1.1	1.8
Fair value adjustments	—	—	40.1	—
Depreciation and amortization	9.1	4.5	25.3	11.7
Stock-based compensation	30.8	38.7	120.0	121.9
Litigation costs[1]	0.7	—	3.0	—
Transaction/offering related costs	1.3	1.8	1.9	3.6
Other income/expense	0.2	$—	$0.2	$—
Adjusted EBITDA	$(88.3)	$(64.4)	$(183.7)	$(135.3)
Liquidity and Capital Resources
Overview
The Company’s long-term capital policy is to: maintain a strong balance sheet and financial flexibility; reinvest in its care model; and invest in strategic opportunities that reinforce its care model and meet return requirements. To date, we have financed our operations through private placements of our equity securities, payments received from various payors, the issuance of Convertible Senior Notes, our IPO and additional borrowings under our Term Loan Facility. We believe that our access to capital markets will provide adequate resources to fund our short-term and long-term operating and financing needs. As of September 30, 2022, we had cash, restricted cash and cash equivalents of $223.0 million. Our cash and cash equivalents primarily consist of highly liquid investments in money market funds and cash. Since our inception and through September 30, 2022, we have generated significant operating losses from our operations as reflected in our accumulated deficit and negative cash flows from operations.
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
We believe that the proceeds from the Term Loan Facility in September 2022 and convertible debt offering in 2021 are sufficient to satisfy our anticipated cash requirements, which consist of capital expenditures, working capital, and potential acquisition and strategic transactions, for the next twelve months even with the uncertainty arising from the COVID-19 pandemic. Under the Loan Agreement, we have drawn down $72.3 million, net of debt issuance costs, and have the ability to draw down up to $300 million over the life of the loan pursuant to separate tranches that are available at specified time periods. See Note 8, "Long-Term Debt." Our assessment of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties.
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
Term Loan

On September 30, 2022, the Company and certain of its subsidiaries entered into the Loan Agreement with Hercules Capital, Inc., as administrative and collateral agent and lender, and Silicon Valley Bank and other lenders from time to time parties thereto. The Loan Agreement provides the Company with a Term Loan Facility of up to $300.0 million to be funded in five committed tranches available to be drawn during the specified time period at the Company's option. Under Tranche A (available from September 30, 2022 ("Closing") until March 31, 2023), the Company was required to draw down $75.0 million upon closing and may draw up to an additional $25.0 million. Under Tranche B (available from Closing until December 15, 2023), the Company may borrow up to $50.0 million in $25.0 million increments. Under Tranche C (available from January 1, 2024 until June 30, 2024), the Company may borrow up to $50.0 million in $25.0 million increments. Under Tranche D (available from the earlier of (a) the date on which Tranche C is fully drawn down and (b) July 1, 2024 until December 15, 2024), the Company may borrow up to $75.0 million in $25.0 million increments. Under Tranche E (available from Closing until June 1, 2025), the Company may borrow up to $25.0 million subject to the approval of the individual lender. If the Company does not elect to draw the entire principal amount available under the Tranche B, C or D during the applicable drawdown period, then any such undrawn portion will be added to the aggregate principal amount available under Tranche E. The Term Loan Facility is scheduled to mature on October 1, 2027, subject to a springing maturity date of September 1, 2025 if, prior to June 1, 2025, the Company’s Convertible Senior Notes have not been (i) converted into equity interests of the Company, (ii) amended such that the scheduled maturity date of the Convertible Senior Notes is at least 180 days after the initial maturity date of the tranches of the Term Loans then in effect, or (iii) fully redeemed and extinguished.
As required under the Loan Agreement, at the Closing, the Company borrowed $75.0 million under Tranche A of the Term Loan Facility. The Company intends to use the proceeds from the initial borrowing of the Term Loan for related fees and expenses in connection with the Loan Agreement and for working capital and general corporate purposes. The Loan Agreement contains customary affirmative and negative covenants. In addition, beginning on the earlier of (i) the reporting deadline of the Company’s fourth quarter 2023 financial statements under the Loan Agreement and (ii) the date at which more than $100.0 million in aggregate principal (excluding any paid-in-kind interest) is outstanding under the Term Loan Facility, the Company is required to maintain a specified trailing twelve-month platform contribution, with the applicable platform contribution increasing over time and as the Company’s borrowings under the Term Loan Facility increase. At September 30, 2022, the financial covenant is not yet in effect. Refer to Note 8, "Long-Term Debt," of the notes to consolidated financial statements included in this Quarterly Report on Form 10-Q.
Convertible Senior Notes, Capped Call Transactions and Marketable Debt Securities
In March 2021, we issued $920.0 million aggregate principal amount of Convertible Senior Notes. Concurrently with the pricing of the Convertible Senior Notes, we entered into capped call transactions to mitigate the impact of potential economic dilution to our common stock upon conversion of the Convertible Senior Notes. The Convertible Senior Notes are governed by an Indenture, are general senior, unsecured obligations of the Company and will mature on March 15, 2026, unless earlier redeemed, repurchased or converted. Refer to Note 8, "Long-Term Debt," of the notes to consolidated financial statements included in this Quarterly Report on Form 10-Q.
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
The Indenture contains customary covenants related to timely filings and reporting, and customary events of default. As of September 30, 2022, we were in compliance with all covenants under the Indenture.

Changes in Cash Flows
The following table presents a summary of our consolidated cash flows from operating, investing and financing activities for the periods indicated.

	Nine-Months Ended September 30,
(dollars in millions)	2022	2021	$ Change	% Change
Net cash used in operating activities	$(213.3)	$(125.9)	$(87.4)	69%
Net cash provided by (used in) investing activities	251.2	(815.9)	1,067.1	(131)%
Net cash provided by financing activities	64.7	780.4	(715.7)	(92)%
Net change in cash	$102.6	$(161.4)	$264.0	(164)%
Operating Activities
For the nine-months ended September 30, 2022, net cash used in operating activities was $(213.3) million, an increase of $(87.4) million in cash outflows compared to net cash used in operating activities of $(125.9) million for the nine-months ended September 30, 2021. The principal contributors to the year-over-year change in the operating cash flows were as follows:
•A net change of $(27.2) million in net loss and non-cash charges and credits, primarily due to an increase in net loss for the business, as noted above under “Results of Operations” offset by the fair value adjustment to RMD contingent consideration (see Note 5 to our consolidated financial statements included in this Quarterly Form on Form 10-Q) and other non-cash charges.
•An increase of $(60.2) million in cash outflows related to operating assets and liabilities primarily resulting from:
◦Changes in accounts receivable due to the timing of collections and the growth in the number of at-risk patients;
◦Changes in liability for unpaid claims due to the growth in the number of at-risk patients; and,
◦Changes in accounts payable, accrued compensation and benefits and other liabilities mainly due to the timing of payments to our vendors.
Investing Activities
For the nine-months ended September 30, 2022, net cash provided by investing activities was $251.2 million, an increase of $1,067.1 million in cash inflows compared to net cash used in investing activities of $(815.9) million for the nine-months ended September 30, 2021 primarily due to the net cash inflows of $1,098.3 million from sales, maturities and purchases of marketable debt securities, offset by continued increased investments in our centers and purchases of property and equipment of approximately $(27.0) million.
Financing Activities
Cash provided by financing activities for the nine-months ended September 30, 2022 was $64.7 million, primarily related to the proceeds received of $72.3 million from the Company's borrowings under its Term Loan Facility executed September 30, 2022. Cash provided by financing activities for the nine-months ended September 30, 2021 of $780.4 million was primarily due to $897.9 million in proceeds from the issuance of the Convertible Senior Notes, partially offset by cash outflows of $123.6 million related to the capped call transactions completed in March 2021.

Contractual Obligations and Commitments
As of September 30, 2022, our contractual obligations are summarized in the table below.

(dollars in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Convertible senior notes	$920.0	$—	$—	$920.0	$—
Term loan	75.0	—	—	—	75.0
Operating lease obligations	467.5	45.9	107.3	104.5	209.8
Contingent consideration	0.2	—	0.2	—	—
Total	$1,462.7	$45.9	$107.5	$1,024.5	$284.8
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
Term loan- On September 30, 2022, the Company entered into a the Loan Agreement, which provides the Company with the Term Loan Facility. Under the Term Loan Facility, the Company may borrow up to $300.0 million in five committed tranches. At September 30, 2022 the outstanding balance under the Term Loan was $72.3 million, which includes debt issuance costs. The Term Loan Facility is scheduled to mature on October 1, 2027.

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

Contingent consideration- As part of the CHW acquisition, the Company is obligated to pay contingent consideration of up to a maximum earn-out of $5.5 million during the fiscal year 2024 should the acquired business achieve certain internal metrics in the year following the acquisition. We have recorded the fair value of this contingent consideration at $0.2 million.
Off-Balance Sheet Obligations
As of September 30, 2022, we did not have any significant off-balance sheet arrangements.
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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7A of our 2021 Form 10-K. There have been no material changes in our market risk exposures for the nine-months ended September 30, 2022, as compared to those discussed in our 2021 Form 10-K.
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of September 30, 2022.
Changes to our Internal Controls over Financial Reporting
There were no material changes in our internal control over financial reporting during the nine-months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
See Note 10, "Commitments and Contingencies," to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
10.1
Security and Loan Agreement, dated as of September 30, 2022, by and among the Company and certain of its subsidiaries named thereto, as borrowers, Hercules Capital, Inc. as agent and lender, Silicon Valley Bank and the several banks and other financial institutions or entities from time to time parties thereto as lenders (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 3, 2022).

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
**    Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Oak Street Health, Inc. (Registrant)

Date: November 7, 2022	By:	/s/Timothy Cook
Timothy Cook
Chief Financial Officer (Principal Financial Officer)