Form 10-K
period 2022-12-31
Oak Street Health, Inc.
filed 2023-02-28
CIK 1564406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-K
____________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to
Commission File Number 001-39427
____________________________
Oak Street Health, Inc.
(Exact name of Registrant as specified in its Charter)
____________________________

Delaware	84-3446686
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

30 W. Monroe Street Suite 1200 Chicago, Illinois	60603
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (888) 898-6762
____________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D.1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of voting shares held by non-affiliates of the Registrant was $1,914,987,684 as of June 30, 2022, the last business day of the Registrant’s most recently completed second fiscal quarter (based on a closing price of $16.44 per share).
The number of shares of Registrant’s Common Stock outstanding as of February 22, 2023 was 243,999,366.
List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the information called for by Part III of this Annual Report on Form 10-K is hereby incorporated by reference from the definitive proxy statement for the Registrant’s annual meeting of stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the Registrant’s fiscal year ended December 31, 2022.

i

FORWARD-LOOKING STATEMENTS

Throughout this Annual Report on Form 10-K, we make “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements that do not relate solely to historical or current facts, such as statements regarding Oak Street Health’s expectations, intentions or strategies regarding the future. In some cases, you can identify forward-looking statements by the following words: “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “aim,” “potential,” “continue,” “ongoing,” “goal,” “can,” “seek,” “target” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. The forward-looking statements contained in this Annual Report on Form 10-K are generally located in the material set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” but may be found in other locations as well. These statements are based upon management’s current expectations, assumptions and estimates and are not guarantees of timing, future results or performance. Therefore, you should not rely on any of these forward-looking statements as predictions of future events. Actual results may differ materially from those contemplated in these statements due to a variety of risks and uncertainties and other factors, including, among other things:

•our proposed acquisition by a subsidiary of CVS Health Corporation ("CVS Health"), including the occurrence of any event, change or other circumstance that could give rise to our right or the right of CVS Health or both of us to terminate the Merger Agreement (as defined herein), including circumstances requiring us to pay CVS Health a termination fee pursuant to the Merger Agreement;

•the risk that the acquisition may not close in the anticipated timeframe or at all due to one or more of the other closing conditions to the transaction not being satisfied or, to the extent permitted by applicable law, waived, including due to the failure to obtain applicable regulatory approval or the approval of our stockholders in a timely manner or otherwise;

•the risk that the proposed acquisition disrupts our current plans and operations;

•the risk that there may be unexpected costs, charges or expenses resulting from the proposed acquisition;

•risks related to disruption of management's time and attention from ongoing business operations due to the proposed transaction;

•continued availability of capital and financing and rating- agency actions;

•the risk that any announcements related to the proposed transaction could have adverse effects on our ability to retain and hire key personnel, to retain customers and to maintain relationships with each of their respective business partners, suppliers and customers on our operating results and business generally, including with respect to Humana Inc. and its affiliates, which lease or license to us a majority of our primary care centers;

•the risk that certain restrictions during the pendency of the proposed transaction may impact our or CVS Health's ability to pursue certain business opportunities or strategic transactions;

•the risk of litigation that could be instituted against us or CVS Health or our or their respective directors, managers or officers and/or regulatory actions related to the proposed acquisition, including the effects of any outcomes related thereto;
•our history of net losses and our ability to achieve or maintain profitability in an environment of increasing expenses;
•our financial condition and results of operations have been and, we expect, will continue to be impacted by ongoing macroeconomic challenges, including labor shortages, supply chain disruptions and inflationary pressures, and an economic downturn or recession, could further adversely impact our business;
•the impact of the Coronavirus disease 2019 (“COVID-19”) or any other pandemic, epidemic or outbreak of an infectious disease in the United States or worldwide on our business, financial condition and results of operations;
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
•the impact on our results from operations from Medicare’s risk adjustment payment system;
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
•risks associated with existing litigation;
•our ability to protect the confidentiality of our trade secrets, know-how and other internally developed information;
•the impact of any restrictions on our use of or ability to license data or our failure to license data and integrate third-party technologies;
•risks associated with our use of “open-source” software;
•our dependence on our senior management team and other key employees;
•the concentration of our primary care centers in Illinois, Michigan, Ohio, Pennsylvania and Texas;
•the impact on our business as a result of an economic downturn;
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
•our ability to develop and maintain proper and effective internal control over financial reporting; and
•other factors disclosed in the section entitled “Risk Factors” and elsewhere in this Annual Report on Form 10-K.
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

As further described below, the Company entered into a definitive merger agreement under which a subsidiary of CVS Health will acquire all of the outstanding shares of the Company’s common stock for cash. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations-Proposed Transaction with CVS Health" for more information.
The Company operates primary care centers within the United States serving Medicare eligible patients. The Company, through its centers and management services organization, combines an innovative care model with superior patient experience. The Company invests resources into primary care to prevent unnecessary acute events and manage chronic illnesses. The Company engages its patients through the use of an innovative community outreach approach. Once patients are engaged, the Company integrates population health analytics, social support services and primary care into the care model to drive improved outcomes. The Company contracts with health plans and the Center for Medicare & Medicaid Services (“CMS”) to generate medical costs savings and realize a return on its investment in primary care. As of December 31, 2022, the Company operated 169 centers across 21 states, which provided care for approximately 224,000 patients. We, together with our affiliated physician practice organizations, employed approximately 6,000 team members, including approximately 600 primary care providers as of December 31, 2022. Our operations are organized and reported under one segment.
Mission
Since our founding in 2012, our mission has been to build a care delivery platform, built on a chassis of primary care that directly addresses rising costs and poor outcomes, two of the most pressing challenges facing the United States healthcare system. Our approach shifts the allocation of healthcare resource delivery from traditional acute and specialist care into an enhanced, patient-centered care delivery platform which is designed to meaningfully improve the quality of care and outcomes for the most at-risk populations. We represent the frontline implementation of the solutions addressing the most powerful trends in healthcare, mainly the shift towards value-based care and increasing patient consumerism. Our approach disrupts the current state of care delivery for Medicare-eligible patients and aligns the incentives of our patients, our providers and our payors by simultaneously improving health outcomes and care quality, lowering medical costs and improving the patient experience.
To pursue our mission, we created a technology-enabled, integrated platform, which we refer to as the Oak Street Platform, to deliver value-based care focused exclusively on Medicare patients. The key attributes that differentiate the Oak Street Platform include:
•Our patient focus. We are focused on the Medicare-eligible population, which generally has consistent, clinically cohesive needs and which we believe represents the greatest potential for cost savings, while still benefiting patient health outcomes, in our current healthcare system.
•Our technology-enabled model. We leverage technology that compiles and analyzes comprehensive patient data and provides actionable health insights through applications that are embedded in care delivery workflows, including at the point of patient-provider interaction.
•Our integrated approach to care delivery. We integrate a personalized approach to primary care, proactive management of our patients’ health needs and expanded preventive services to keep our patient population healthy, reducing the number of hospitalizations and other expensive and unnecessary utilization of the healthcare system. As such, we focus on delivering what we believe to be the right care in the right setting, encouraging our patients to visit us in our centers, while also offering robust virtual and digital engagement options.
•Our value-based relationships. Our value-based capitation contracts reward us for providing high- quality care rather than driving a high volume of services.
Organization
•We operate through our direct and indirect subsidiaries, primarily, Oak Street Health MSO, LLC (“OSH MSO”). OSH MSO operates as a management services organization and is in the business of providing management and other administrative services to our affiliated physician practice organizations under long-term management and/or administrative services agreements (“MSAs”), pursuant to which OSH MSO manages certain non-medical services for the physician practice organizations and has authority over all non-medical decision making related to ongoing business operations.
•Some states have laws that prohibit business entities with non-physician owners from practicing medicine, which are generally referred to as the corporate practice of medicine. States that have corporate practice of medicine laws require only physicians to practice medicine, exercise control over medical decisions or engage in certain arrangements with other physicians, such as fee-splitting.
•Therefore, in addition to our subsidiaries, we mainly operate by maintaining long-term management services agreements with our affiliated physician practice organizations, which are owned, directly or indirectly, and operated by certain licensed physicians who hold shares, and which employ or contract with additional physicians to provide medical services. Under such agreements, we provide and perform non-medical management and administrative services, including financial management, information systems, marketing, risk management and administrative support.
•We have entered into MSAs with affiliated physician practice organizations (each, a “PC”). These affiliated PCs contract with various managed care organizations or licensed health care service plans, each of which pays a fixed capitation payment to that particular PC. In return, that PC provides health care services by employing physicians and other providers of primary care services. The applicable PC assumes the financial risk of the cost of delivering health care services in excess of the fixed amounts received. The risk is subject to stop-loss provisions. The physicians employed by the PC are exclusively in control of, and responsible for, all aspects of the practice of medicine for their patients. In accordance with relevant accounting guidance, each of these PCs is determined to be a variable interest entity (“VIE”) of Oak Street Health as Oak Street Health has the ability, through the MSA, to direct the activities (excluding clinical decisions) that most significantly affect the PC’s economic performance. Therefore, all PCs are consolidated in the accompanying financial statements.
•On October 20, 2021, we acquired RubiconMD Holdings, Inc. (“Rubicon” or “RMD”), a leading technology platform in New York providing access to specialist expertise. The acquisition enables Oak Street Health to integrate virtual specialty care into its existing care model, which is expected to significantly streamline the referral process and better manage costs, enhance patient experience and provide comprehensive care far beyond traditional primary care.
•Lastly, we are the majority interest owner in two joint ventures: OSH-PCJ Joliet LLC and OSH-RI, LLC, which are consolidated in the accompanying financial statements.
Proposed Transaction with CVS Health

On February 7, 2023, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with a subsidiary of CVS Health, pursuant to which (and subject to the terms and conditions in the Merger Agreement) such subsidiary of CVS Health will acquire all of the outstanding shares of the Company’s common stock in a transaction structured as a merger of an indirect wholly-owned subsidiary of CVS Health ("Merger Sub") with and into the Company, with the Company as the surviving corporation (the “Merger”). Under the terms of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of the Company's common stock that is issued and outstanding as of immediately prior to the Effective Time (other than shares of common stock (i) held by the Company as treasury stock as of immediately prior to the Effective Time, (ii) owned by such subsidiary of CVS Health or any of its subsidiaries (including Merger Sub) as of immediately prior to the Effective Time, (iii) owned by stockholders who have properly exercised appraisal rights under Delaware law and (iv) subject to outstanding Company restricted stock awards) will be automatically cancelled and converted into the right to receive $39.00 per share in cash, without interest thereon.

As a result of the Merger, the Company will become an indirect wholly-owned subsidiary of CVS Health. The completion of the Merger is subject to certain customary closing conditions, including, among others, the adoption of the

Merger Agreement by the Company's stockholders and the expiration or termination of the applicable waiting period under the United States Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (“HSR Act”).

The Merger Agreement contains certain customary termination rights for the Company and such subsidiary of CVS Health. If the Merger Agreement is terminated under certain specified circumstances and receipt of regulatory approval has not been obtained by such time, such subsidiary of CVS Health will be required to pay the Company a termination fee of $500 million. If the Merger Agreement is terminated under other certain specified circumstances, including due to the Company accepting a superior proposal, the Company will be required to pay such subsidiary of CVS Health a termination fee of $300 million.
Industry Overview, Challenges and our Opportunity
According to the Centers for Medicare & Medicaid Services (“CMS”), healthcare spending in the United States reached nearly $4.3 trillion, and Medicare accounted for approximately $900.8 billion of spending in 2021. As of 2021, there were approximately 63.9 million Medicare beneficiaries in the United States, with additional individuals reaching the age of eligibility every day. We believe the core addressable market for the Oak Street Platform is approximately 27 million Medicare eligible patients in our target demographic, which we believe represents an approximate $356.4 billion annual industry revenue opportunity. We determine the core addressable market by multiplying an estimate of average annual revenue of $13,200 per member as of 2019, which is derived from our experience and industry knowledge and which we believe represents a reasonable national assumption, by the number of Medicare eligibles in our target markets. Average spending on Medicare is projected by CMS to grow approximately 7.2% annually, driven by the aging United States population as well as the high prevalence of chronic conditions and the associated cost of care for these conditions among the Medicare eligible population.
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
•Patients. We leverage our differentiated care delivery model to improve the health of our patients, effectively manage their chronic conditions and avoid unnecessary hospitalizations while greatly improving their patient experience.
•Payors. We enter into arrangements with Medicare Advantage (“MA”) plans and CMS to manage the care of our patients, allowing us to control the plans’ medical costs, increase the plans’ Medicare quality scoring, improve the plans’ profit margin and help the plans grow membership.
•Providers. We enable our providers to focus on improving the lives of their patients and improve their job satisfaction by providing them with meaningful clinical support and customized technology resources.
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
We have demonstrated an ability to rapidly scale, expanding our model to a network of 169 centers across 21 states, which provided care for approximately 224,000 patients as of December 31, 2022, of which approximately 71% are under capitation arrangements (which we refer to as “at-risk patients”) and approximately 29% are fee-for-service, although fee-for-service accounted for less than 1% of our revenues for the year ended December 31, 2022. As of December 31, 2022, we, together with our affiliated physician practice organizations, employed approximately 6,000 team members, including approximately 600 primary care providers. For the years ended December 31, 2022 and 2021, our total revenues were $2,160.9 million and $1,432.6 million, respectively, representing a year-over-year growth rate of 51%.
The U.S. healthcare system is at a transition point in its evolution
Unsustainable and rising healthcare costs
Healthcare spending in the United States reached nearly $4.3 trillion in 2021 according to CMS, representing approximately 18.3% of U.S. Gross Domestic Product (“GDP”). The United States spent approximately $12,914 per person on healthcare in 2021, more than any other country in the world and twice the Organization for Economic Co-operation and Development (“OECD”) average. Healthcare expenditures are particularly concentrated in the Medicare-eligible population due to the high rate of chronic conditions. While representing only approximately 15% of the United States population, the 65 and older age group accounted for 35% of all personal healthcare spending in 2014, with an average spend of $19,098 per person. Additionally, two-thirds of the Medicare population lives with two or more chronic health conditions, and treatment of these conditions represents 96% of Medicare spending.
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
Despite high levels of spending, the United States healthcare system struggles to produce better health outcomes and to keep doctors and patients satisfied. Life expectancy in the United States was 76.1 years in 2021, compared to 82.4 years in comparable developed countries, and patient satisfaction with the healthcare system is low, as evidenced by a Net Promoter Score of -1.2 for the average provider, as shown in a 2019 Advisory Board survey.
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
•Medicare Advantage. MA works as an alternative to traditional fee-for-service Medicare. In MA, CMS pays health plans a monthly sum per member to manage all health expenses of a participating member. This provides the health plans with an incentive to deliver lower-cost, high-quality care.
•Value-based payments. In response to rising healthcare spending in the United States, commercial, government and other payors are shifting away from fee-for-service payment models towards value-based models, including risk-based payment models that tie financial incentives to quality, efficiency and coordination of care. Value-based refers to the goal of incentivizing healthcare providers to simultaneously increase quality while lowering the cost of care. While not a policy-setting body, the Health Care Payment Learning & Action Network, an active group of public and private healthcare leaders, indicated in October of 2019 its desire to move 100% of Medicare payments to being tied to value-based care by 2025. Additionally, the Center for Medicare and Medicaid Innovation (“CMMI”) launched the Global and Professional Direct Contracting (“GPDC”) Model (the “Direct Contracting Model”) as of April 2021 to create value-based payment arrangements directly with provider groups for their current Medicare fee-for-service patients similar to the value-based contracts that we enter into with our MA partners. On February 24, 2022, CMMI announced that the Direct Contracting Model would continue through the end of 2022. Beginning in 2023, the GPDC Model was transformed into the new

Accountable Care Organization (ACO) Realizing Equity, Access, and Community Health (REACH) Model (the “ACO REACH Model”). The stated goals of the ACO REACH model are to advance health equity to bring benefits of accountable care to underserved communities, promote provider leadership and governance, and protect beneficiaries and the model with more participant vetting, monitoring and greater transparency. We believe that patient-centered, outcome-driven reimbursement models will continue to grow in prominence. We already receive substantial value-based payments, and as valued-based payment systems continue to increase in prominence, it is our view that our strong clinical outcomes will be increasingly rewarded.
Legacy healthcare delivery infrastructure has been unable to transition from reactive and episodic care to proactive and comprehensive care models
In order for shifts to value-based payment models to drive meaningful results, there must be a corresponding shift in care delivery models. To date, such care delivery models have been slow to develop. While there has been significant investment by providers, payors and technology companies in developing solutions to drive higher quality and lower cost of care, these investments have not resulted in meaningful change within a healthcare delivery infrastructure that remains optimized for the fee-for-service model. As publicly reported by the University of Chicago in 2022, a recent study undertaken by University of Chicago, Johns Hopkins University and Imperial College London University found that a primary care physician seeing an average patient panel would need 26.7 hours/day to follow national guidelines for care.
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
Our Market Opportunity
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

Canopy: Our Purpose-Built, End-to-End Technology
Canopy is a key driver of the success of our care model and underlies every aspect of our day-to-day patient engagement and workflows. Canopy is comprised of internally developed software that connects a suite of population health analytics and technology applications designed to fit seamlessly into our care delivery model and Care Team virtual and in-person workflows.
Our position in the healthcare ecosystem allows Canopy to access and capture an immense amount of data about our patients from a broad set of sources, including payor claims data, pharmacy data and medical records from hospitals and specialists. Canopy enhances our ability to quickly structure and sort these disparate data sets to develop a comprehensive view of our patients across medical, behavioral and social health attributes. We leverage artificial intelligence and machine learning capabilities to create and refine our clinical rules engine (predictive models and prescriptive algorithms) that informs care delivery and addresses hospital admissions and readmissions, medical costs and patient retention. Our algorithms are internally developed and optimized for the primary care setting, undergo rapid iteration cycles and benefit from clinician partnership and input.
When paired with our operational expertise, we believe Canopy is a key driver in our ability to scale our platform quickly and consistently, while delivering evidence-based care in a value-based model.
Our Care Delivery Approach
Our care delivery approach consists of three core components:
•Personalized Primary Care. We provide preventative care addressing the needs of the whole person— medical, social and behavioral. Upon joining Oak Street Health, our patients undergo a structured geriatric assessment to understand their care needs. We input these assessments, along with other available data, into Canopy, which analyzes multiple patient risk factors using our internally developed algorithms to stratify patients by their risk of experiencing an acute event. Based on this analysis, we create a tailored, individualized care plan that determines the ideal frequency of primary care visits and use of disease-specific programs. Our patients experience the results of this differentiated approach through approximately eight physician visits per year, significantly more visits than a patient can expect with a typical primary care physician, with our sickest patients being seen even more frequently. In addition, we manage the total number of patients assigned to a Care Team at each center to allow each Care Team to spend more time with their patients and reduce wait times.
•Proactive Patient Health Management. In addition to spending more time with our patients, our smaller ratio of patients to Care Teams allows our physicians to reserve time daily to review their patients’ care plans and each week conduct a deeper dive on high-risk patients. The Oak Street Platform leverages Canopy’s robust data and analytics to generate insights, which are fed into our custom-built workflow applications in order to identify additional actions to take, gaps to close and interventions to perform on our patients. This systematic review of each of our patients is designed to ensure that once a Medicare member becomes an Oak Street patient, they stay current with their recommended health management plan, do not fall through the cracks of the healthcare systems and therefore remain on the path to better health.
•Enhanced Clinical Services. Using Canopy’s internally developed algorithms, we identify high-risk patients with specific needs outside of primary care and provide multi-disciplinary interventions to improve outcomes and reduce cost. We offer a number of programs that are integrated into our care model and that would not typically be available to patients under legacy fee-for-service models, including behavioral health, home-based primary care by dedicated provider teams, virtual digital offerings, medication management, social determinant support, 24x7 live phone support by our clinical call center and transitional care support to help our patients navigate the care journey outside of our centers.
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
Our Patients “Win” due to Measurably Better Health Outcomes and Patient Experience
Our patients have complex health needs. As of December 31, 2022, the average income of our patient base, as self- reported to us, was less than $17,500, and the average age was 68 years old. More than 58% identify as African American, Latino or Indigenous. Approximately 42% of our patients are dual eligible for both Medicare and Medicaid as of the year ended December 31, 2022. Approximately 45% struggle with one or more social risk factors like isolation and lack of access to housing and food that are considered social determinants of health. Approximately 88% of our at-risk patients have one or more chronic conditions, with the average at-risk patient having three or more chronic conditions. We currently provide care to this population in at least 25 different languages. The Oak Street Platform is designed to address their needs and drive top-rated quality performance, outstanding health outcomes and an experience our patients love.
In 2021, the Company formed a Diversity, Equity and Inclusion (“DE&I”) Committee working group to stop the use of race-based estimated glomerular filtration rate (eGFR) for Black/African American patients for Chronic Kidney Disease (CKD) testing. This is a step towards reducing health disparities by eliminating potential sources of bias in our clinical protocols and will give our Black/African American patients increased access to appropriate kidney care.
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
As of December 31, 2022, we had contractual relationships with over 30 payor partners, including all of the top five national MA payors. A significant portion of our revenues are concentrated with the following three large payors: Humana, WellCare/Meridian and Cigna HealthSpring, which together comprised approximately 55% of our capitated revenue for the year ended December 31, 2022, with 32% from Humana, 17% from WellCare/Meridian and 6% from Cigna HealthSpring.
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

We “Win” through a Virtuous Cycle that Promotes Growth across All Facets of Our Business and Drives Our Financial Results
The Oak Street Platform generates a positive feedback loop that can drive our expansion and can perpetuate growth, unlocking the embedded economics of our business as we add centers and those centers mature. We built Oak Street Health to serve patients and provide measurably better health in all communities we serve. By reducing overall cost and by increasing the investment in primary and preventive care, we put the dollars where they better serve our patients and increase their overall well-being. We have created a model that incentivizes all constituencies to work together because everyone “Wins.” When all constituencies benefit, we can share in the value. By structuring the majority of our contracts with MA plans and CMS as fully capitated arrangements for managing their members, we capture the meaningful value we create by increasing care quality, improving health outcomes and saving the healthcare system money. This potential surplus can then be reinvested in the business to expand and improve our care model which leads to more savings, powering a self-driven cycle of investment and growth that we believe allows us to scale nationally and rebuild healthcare as it should be.
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
Multichannel, Community-Based Marketing and Patient Recruitment
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

A Flexible Model Able to Match Patient Needs and Preferences
The COVID-19 pandemic created difficulties for traditional fee-for-service model providers to provide care while causing changes to patient’s preferred means of engagement. The changes in preference are not uniform, with some patients preferring traditional in-person visits while others would prefer leveraging telehealth.
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
Our Growth Strategy
The key elements of our growth strategy include:
•increase patient enrollment within existing centers;
•add additional centers in existing markets;
•expand into new markets;
•movement of current patients from fee-for-service to value-based arrangements; and
•continue to optimize the Oak Street Platform.
We Are Engineered to be Scalable
We have proven our ability to execute our model, evidenced by the consistency of our performance as we have grown to date. Our performance has improved each year across all markets as our centers mature.
We believe that we have created a repeatable, data-driven playbook to expand our brand and presence across the United States and we have made substantial investments to support each key component of our approach. The fundamental aspects of our playbook include a data-driven approach to site selection based on our key criteria, a focused approach to recruiting and developing talent (including physicians, nurse practitioners, Care Team members and regional leaders) and an efficient go-to-market model with grassroots community outreach to engage and attract patients.
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
Our continued growth and success depend, in part, on our ability to protect our intellectual property and internally developed technology, including Canopy. We primarily protect our intellectual property through a combination of copyrights, trademarks and trade secrets, intellectual property licenses and other contractual rights (including confidentiality and non-disclosure with our employees, independent contractors, consultants and companies with which we conduct business). Based upon our experience providing care in 169 centers across 21 states as of December 31, 2022, we continuously evaluate the needs of our providers and the tools that Canopy can provide and make improvements and add new features based on those needs. Although we do not currently hold a patent for Canopy, we continually assess the most appropriate methods of protecting our intellectual property and may decide to pursue available protections in the future.

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
Seasonal Variations in Business
Our business experiences some variability depending upon the time of year. We experience a significant portion of our at-risk patient growth during the first quarter, when plan enrollment selections made during the prior Annual Enrollment Period (“AEP”) take effect. In addition, in January of each year, CMS revises the risk adjustment factor for each patient based upon health conditions documented in the prior year, leading to an overall increase in per-patient revenue. As the year progresses, our per-patient revenue declines as new patients join us typically with less complete or accurate documentation (and therefore lower risk-adjustment scores) and patient attrition (for example, due to mortality) disproportionately impacts our higher-risk (and therefore greater revenue) patients.
Medical costs will vary seasonally depending on a number of factors but most significantly the weather and business days. Certain illnesses, such as the influenza virus, are far more prevalent during colder months of the year, which will result in an increase in medical expenses during these time periods. We would therefore expect to see higher levels of per-patient medical costs in the fourth quarter. See the summary of quarterly results (unaudited) in Note 18, Quarterly Financial Information, to the Consolidated Financial Statements included in Part IV, Item 15 below.
Working Capital Practices
The Company uses various techniques to maintain working capital. The Company has historically financed its operations through private placements of our equity securities, payments received from various payors, issuance of convertible notes and term loans and our IPO. For additional information, see Liquidity and Capital Resources section in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7, below.
Competitive Conditions
The U.S. healthcare industry is highly competitive. We compete with large and medium-sized local and national providers of primary care services, such as ChenMed, Cano Health, Centerwell and health system affiliated practices, for, among other things, contracts with payors, recruitment of physicians and other medical and non-medical personnel and individual patients. Our principal competitors for patients and payor contracts vary considerably in type and identity by market. Because of the low barriers of entry into the primary care business and the ability of physicians to own primary care centers and/or also be medical directors for their own centers, competition for growth in existing and expanding markets is not limited to large competitors with substantial financial resources. There have also been increasing indications of interest from non-traditional providers and others to enter the primary care space and/or develop innovative technologies or business activities that could be disruptive to the industry. For example, payors have and may continue to acquire primary care and other provider assets. Our growth strategy and business could be adversely affected if we are not able to continue to penetrate existing markets, successfully expand into new markets, maintain or establish new relationships with payors, recruit qualified physicians or if we experience significant patient attrition to our competitors. See “Risk Factors—Risks Related to Our Business—The healthcare industry is highly competitive.”
We believe the principal competitive factors for serving the healthcare market for adults on Medicare include: patient experience, quality of care, health outcomes, total cost of care, brand identity, insurance coverage and/or trust in that brand. We believe we compete favorably on these factors.
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
We enter into several arrangements that could potentially implicate the Anti-Kickback Statute if requisite intent was present, such as:
•Joint ventures. We operate certain of our centers under joint ventures with managed care plans or other healthcare providers. For the years ended December 31, 2022, 2021 and 2020, these joint ventures represented an immaterial portion of our total revenues. Although we do not expressly seek to enter into new joint ventures, it is possible that the payor landscape in certain markets we may attempt to enter in the future may make entering into additional joint ventures attractive. Our relationships with payors may not fully satisfy a safe harbor. Although failure to comply with a safe harbor does not render an arrangement illegal under the federal Anti-Kickback Statute, an arrangement that does not operate within a safe harbor may be subject to increased scrutiny and the Office of Inspector General (the “OIG”) of HHS has warned in the past that certain joint venture relationships have a potential for abuse. Joint ventures that fall outside the safe harbors are evaluated on a case-by-case basis under the federal Anti-Kickback Statute. In this regard, we have endeavored to structure our joint ventures to satisfy as many elements of the safe harbor for investments in small entities as we believe are commercially reasonable. For example, we believe that these investments are offered and made by us on a fair market value basis and provide returns to the investors in proportion to their actual investment in the venture. However, since the arrangements may not satisfy all of the requirements of an applicable safe harbor, these arrangements could be subject to scrutiny on the ground that they are intended to induce patient referrals.
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
•Sales forces and patient recruitment. The OIG has expressed concern regarding the use of non-employed sales forces to recruit or facilitate the recruiting of patients or referrals, especially when the sales agent is compensated in a manner that provides rewards or incentives on a volume or value basis. Accordingly, commissions or per-patient based compensation methodologies are closely scrutinized by federal agencies. We employ our own sales force and attempt to meet the Anti-Kickback Safe Harbor for Bona Fide Employment; however, in limited instances we use external companies to assist with certain aspects of these efforts and attempt to structure to meet the Personal Services Safe Harbor. In doing so, we believe that these arrangements do not violate the Anti-Kickback Statute or other applicable laws. Additionally, the provision of free or discounted items, services or other remuneration in connection with patient recruitment has been scrutinized by OIG. We attempt to structure any offer or actual transfer of remuneration to prospective or current patients in a manner consistent with applicable exceptions and guidance issued by OIG. On November 1, 2021, the Company received a civil investigative demand

(“CID”) from the United States Department of Justice. According to the CID, the Department of Justice is investigating whether the Company may have violated the False Claims Act, 31 U.S.C. §§ 3729-3722. The CID requests certain documents and information related to the Company’s relationships with third-party marketing agents and related to the Company’s provision of free transportation to federal health care beneficiaries and requests information and documents related to such matters. We are continuing to cooperate with the Department of Justice in response to the CID. We are currently unable to predict the outcome of this investigation or whether litigation is probable. Regardless of the outcome, this inquiry has the potential to have an adverse impact on us due to any related defense and settlement costs, diversion of management resources and other factors.
On January 10, 2022, Reginald T. Allison, individually and on behalf of all others similarly situated, filed a putative class action lawsuit against Oak Street Health, Inc., Michael Pykosz and Timothy Cook, General Atlantic LLC and General Atlantic (OSH) Interholdco, L.P., Newlight Partners LP, Newlight Harbour Point SPV and members of the Company's Board of Directors in the United States District Court for the Northern District of Illinois (Case No: 1:22-cv-00149).
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
On July 25, 2022, the defendants filed a consolidated motion to dismiss the Amended Complaint. On September 26, 2022, the plaintiffs' opposition to that motion to dismiss was filed, and the defendants reply to that opposition was filed on October 26, 2022. On February 10, 2023, the Court ruled on the motion to dismiss, granting the Company's motions to dismiss with respect to the plaintiffs' section 12(a)(2) claim and section 11 claim based on misrepresentations from the May 2021 secondary public offering, and denying the remainder of the motion. The Company intends to continue to defend these claims vigorously.
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
Telehealth Regulations
During the COVID-19 pandemic, the use of telehealth services increased dramatically. There are a myriad of state and federal regulations relating to telehealth, including licensure of the professional involved, locations of services, modality, privacy, establishment of a provider/patient relationship and recordkeeping. In response to the COVID-19 pandemic, CMS has made several changes in the manner in which Medicare will pay for telehealth visits, many of which relax previous requirements, including site requirements for both the providers and patients, telehealth modality requirements and others. State law applicable to telehealth, particularly licensure requirements, has also been relaxed in many jurisdictions as a result of the COVID-19 pandemic. These relaxed regulations allowed us to continue operating our business and delivering care to our patients predominantly through telehealth modalities during the height of the COVID-19 pandemic. It remains unclear which, if any, of these changes will remain in place permanently and which will be rolled-back as the recovery form the COVID-19 pandemic continues. Although telehealth represents a much smaller portion of our overall business today than it did during the peak of the COVID-19 pandemic because we are now able to see the majority of our patient in person, if regulations change to restrict our ability to or prohibit us from delivering care through telehealth modalities, our financial condition and results of operations may be adversely affected.
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
Covered entities must notify affected individuals of breaches of unsecured PHI without unreasonable delay but no later than 60 days after discovery of the breach by a covered entity or its agents. Reporting must also be made to the HHS Office for Civil Rights and, for breaches of unsecured PHI involving more than 500 residents of a state or jurisdiction, to the media. All impermissible uses or disclosures of unsecured PHI are presumed to be breaches unless the covered entity or business associate establishes that there is a low probability the PHI has been compromised. Various state laws and regulations may also require us to notify affected individuals in the event of a data breach involving personal information without regard to the probability of the information being compromised. We have had no material data breaches during the years 2019- 2022.
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
Environmental, Social, and Governance ("ESG") and Impact
At Oak Street Health, we believe the success of our business is intertwined with our impact on and relationships with our employees, customers, suppliers and the communities we serve, as well as the accountability of our leadership to shareholders and our impact on the environment. We measure our impact, in part, based on outcomes for our patients, the communities we serve and the U.S. healthcare system. Our care model has consistently demonstrated outstanding clinical results, removed costs and delivered an industry-leading patient experience. As we have expanded across the country, we have targeted working class and underserved communities whose residents need and deserve the care that Oak Street Health provides. In fact, as of December 31, 2022, approximately 42% of our patients are dual eligible, meaning they qualify for both Medicare and Medicaid.

ESG framework

The Oak Street ESG framework is structured around five pillars that underscore our mission to rebuild healthcare as it should be. We drive action through this framework to deliver on our commitment of helping older adults stay healthy and live life more fully. This overarching sense of responsibility guides us as we strive to meet the needs of our many stakeholders.

In 2022, we conducted a materiality assessment, reviewing, assessing and ranking the relative importance of ESG issues for Oak Street Health. This framework is based on that analysis, and identifies our priority issues, which are both relevant to our business and significant to our stakeholders.

Our 5 pillars are:
a.Empowering health equity: We believe quality healthcare should be available to all, regardless of income or background; our value-based care model is designed to put quality care within reach for traditionally underserved neighborhoods
b.Investing in our communities: We strive to be a pillar of our community that serves the needs of all. We seek to uplift the neighborhoods surrounding our centers, from supporting local initiatives to revitalizing areas as we invest in our community clinics
c.Building a great place to work: We are committed to diversity, equity and inclusion ("DE&I") and passionate about creating an environment where teammates feel supported, grow their careers, and make a powerful impact, as our model is only possible with a strong team member base
d.Protecting our stakeholders: We strive to promote ethical behavior, responsible measures around data and privacy, and resilient business practices across our national enterprise
e.Providing sustainable care: We believe responsible environmental stewardship can improve health for patients, communities, and teammates. We strive to identify new efficiencies and make strategic investments that reduce our environmental impact
Looking ahead, we are committed to strengthening these pillars of success, enhancing our impact and fostering healthy and productive relationships with patients and our other key stakeholders.

Health equity

We are focused on providing exceptional care to the Medicare community, with over 90% of our centers located in medically underserved census tracts. 98% of our patients are Medicare enrollees, with an average age of 68, and 42% are also Medicaid enrollees. Our patients’ health needs are complex, as 88% of patients have one or more chronic conditions and approximately 50% are identified as vulnerable for activities of daily living.

Our care goes to a diverse population, with over 58% of our patients identifying as African American, Hispanic/Latino, or Indigenous Americans and speaking over 50 languages. Our care goes to those in need: the average patient income is less than $17,500, and 45% of our patients have a housing, food or isolation risk factor. We are committed to bringing high-quality care to our communities and the patients we serve.

Investing in our communities

We make a concerted effort to invest and reinvest dollars to uplift the neighborhoods surrounding our more than 160 centers, from supporting local civic engagement efforts and other initiatives to the revitalization of the areas where we build our community clinics. With each center we’ve built, we’ve invested into the built environment of the local community, providing both jobs to community members and healthcare access and safe community spaces for seniors to gather, interact, and advance their lives. In 2022, we invested approximately $350 million in our communities and created approximately 1,500 new jobs. Ultimately, we strive to be a pillar of our community that serves the needs of all, from hosting events and activities in our community rooms (such as exercise, cooking, computer and painting classes) to serving as trusted, safe community spaces. We are particularly proud of how we’ve leveraged our deep community relationships to step up as a cross-sector community pillar in times of need, such as during the height of the COVID-19 pandemic, when we delivered food and medication to patients and community members in need and championed equitable testing and vaccination efforts.
Building a great place to work: Employees and Culture

As of December 31, 2022, the Company employed approximately 6,000 employees, including approximately 600 primary care providers. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good. Our latest employee survey from September of 2022 had a 91% response rate and 74% engagement score. In 2022, we also received the following recognitions: Top Places to work for New Orleans, New York City, Chicago, Oklahoma City and overall US.
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
Building a great place to work: Talent Management and Engagement
Our focused approach to recruiting and developing talent helps us attract outstanding physicians, nurse practitioners, other Care Team members and regional leaders in order to continue to grow and scale our business. We believe that this approach has supported the creation of a strong pipeline of top tier talent for leadership roles within our company and provides a differentiated value proposition for our providers. In recent years, we have created multiple programs (i.e. Executive Women in Leadership and Nurse Practitioner Fellowship) to help us attract best-in-class teams and provide the necessary training to foster professional development. Additionally, we have added a variety of training and development programs, including regional leadership development, in-house provider recruitment and a medical scribe program. We believe we have demonstrated a consistent ability to attract and retain top clinical talent given our unique value proposition to physicians and nurse practitioners. Further, we reward our employees with what we believe they need to succeed, including competitive salaries, performance- based bonus plans, Employee Stock Purchase Plan with a 15% discount and a 401K with a 4% company match. Our team members also have a deep understanding of the communities in which our patients live, as we strive to hire from within the local community.
Building a great place to work: Employee Health and Well-Being
We also offer competitive benefits such as flexible health benefit options, a Health Savings Account plan, protection for the unexpected with Life and Accidental Death & Dismemberment insurance, Short- and Long- Term Disability, backup childcare days, maternity and paternity leave, tuition reimbursement, tax favored benefits through Flexible Spending Accounts and Commuter Assistance. Finally, to support our employees’ overall well-being, we offer an Employee Assistance Program.
Building a great place to work: Diversity, Equality and Inclusion
We recognize the importance of having a diverse and inclusive environment as part of our mission of transforming healthcare. We embrace and encourage diversity, equality and inclusion (“DE&I”) and strive to continuously improve. To rebuild healthcare as it should be, we have set the following DE&I goals: (1) Build a diverse and empowered team at all levels of the organization; (2) Advance health equity for patients through outcomes and patient experience; and (3) Improve communities through local investment, job creation and service. We publish an annual Diversity, Equity and Inclusion at Oak Street Health report (“DE&I annual report”) to further transparency and accountability on our progress towards these goals. To date, we have furthered our goals by hiring our first Director of DE&I, launching the Executive Women in Leadership program for women in senior director and above roles, providing employees with training in topics such as cultural sensitivity and sexual harassment, seeking employee input on how to make Oak Street Health a more inclusive place to work and establishing a number of People Resource Groups (PRGs) focused on fostering diversity, inclusion and belonging within Oak Street Health (with three added in 2022). In addition, we have endorsed a pledge to collect, stratify and review the race, ethnicity, language and sex data for at least 50% of our patient populations in the next three years and have implemented a Capital Expenditure Diversity Spending program with the intent of monitoring and promoting Oak Street Health’s spend with diversity-owned companies in expansion-related capital expenditures.
The following data comes from the DE&I annual report, which contained data for all Oak Street Health team members as of December 31, 2022. The Oak Street Health team is racially diverse: 37% of the Oak Street team identifies as Black or African American, 22% as Hispanic/Latino, 6% as Asian, 27% as White and 3% as more than one race. This diversity is reflective of the communities we serve. Additionally, 78% of our employees identify as female, which is in-line with the healthcare workforce overall. This information is self-reported by over 5,500 employees, as of December 31, 2022. Additionally, 78% of our providers identify as female versus the United States physician workforce of 37%.

Providing Sustainable Care

Responsible and sustainable energy and waste management can reduce our impacts, improve resilience and reduce costs. As of December 31, 2022, over 90% of our centers meet California Title 24 code for water and electricity efficiency, with all new centers meeting the criteria. New centers are built with LED lighting, low-flow plumbing, and energy-efficient window films, and we will continue to review opportunities to reduce our environmental impact.
General Corporate Information
Oak Street Health, Inc. was incorporated as a Delaware corporation on October 22, 2019. Our principal executive offices are located at 30 W. Monroe Street, Suite 1200, Chicago, Illinois 60603. Our telephone number is (888) 898-6762. Our website address is www.oakstreethealth.com. The information contained on, or that can be accessed through, our website is not incorporated by reference into this filing, and you should not consider any information contained on, or that can be accessed through, our website as part of this filing. We are a holding company, and all of our business operations are conducted through our subsidiaries and affiliated medical groups.

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
Summary of Risk Factors
The following is a summary of the risk factors our business faces. The list below is not exhaustive, and investors should read this “Risk Factors” section in full. Some of the risks we face include:
•risks related to our proposed transaction with a subsidiary of CVS Health, including our expectations regarding the timing and completion thereof, and general business uncertainty relating to the pending transaction;

•the risk that the proposed transaction with a subsidiary of CVS Health could lead to business uncertainties and contractual restrictions that could harm our business relationships, financial condition, operating results, cash flows, and business;

•the risk of litigation that could be instituted against the parties to the Merger Agreement or their respective directors, managers or officers and/or regulatory actions related to the proposed acquisition, including the effects of any outcomes related thereto;
•our history of net losses and our ability to achieve or maintain profitability in an environment of increasing expenses;
•our financial condition and results of operations have been and, we expect, will continue to be impacted by ongoing macroeconomic challenges, including labor shortages, supply chain disruptions and inflationary pressures, and an economic downturn or recession, could further adversely impact our business;
•the impact of COVID-19 or any other pandemic, epidemic or outbreak of an infectious disease in the United States or worldwide on our business, financial condition and results of operations;
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
•the impact on our results from operations from Medicare’s risk adjustment payment system;
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
•risks associated with existing litigation;
•our ability to protect the confidentiality of our trade secrets, know-how and other internally developed information;
•the impact of any restrictions on our use of or ability to license data or our failure to license data and integrate third-party technologies; and
•other risk factors listed in this “Risk Factors” section.
Risks Related to our Proposed Transaction with CVS Health
Uncertainties associated with the Merger, including the risk that the Merger may not close in the anticipated timeframe or at all due to one or more of the closing conditions to the Merger not being satisfied or waived, may have an adverse effect on our business, financial condition, results of operations and stock price.

On February 7, 2023, we entered into the Merger Agreement with a subsidiary of CVS Health, providing for our acquisition. If the Merger is completed, we will become a privately held company, meaning that the Company’s common stock will be delisted from the New York Stock Exchange and deregistered under the Exchange Act.

Completion of the Merger is subject to various closing conditions, including, among other things, approval of the adoption of the Merger Agreement by our stockholders and the expiration or termination of the applicable waiting period under the HSR Act. The regulatory agencies have broad discretion in administering the antitrust laws and could seek to impose requirements, limitations or costs or require divestitures or place restrictions on the conduct of the parties’ business as a condition to the expiration or termination of the applicable waiting period under the HSR Act. Although each party is required to use reasonable best efforts to cause such expiration or termination as soon as practicable, subject to certain exceptions specified in the Merger Agreement, these requirements, limitations, costs, divestitures or restrictions (many of which have certain factors not in our control) could jeopardize or delay the consummation of the Merger. Further, if the Merger has not been consummated on or before February 7, 2024 (which date is subject to automatic extension for two additional periods, in each case under certain circumstances, up to December 23, 2024), then the Merger Agreement may be terminated by either party. There is no assurance that expiration or termination of the applicable waiting period under the HSR Act will occur, or that all of the other closing conditions will be satisfied (or waived, to the extent permitted by applicable law), or that the Merger will be completed on the terms reflected in the Merger Agreement, within the expected timeframe, or at all.

The announcement and pendency of the Merger may create disruption in and uncertainties for our business, which could have an adverse effect on our ability to retain and hire key personnel and to maintain relationships with our business partners, suppliers and customers, including with respect to Humana Inc. and its affiliates, which lease or license to us a majority of our primary care centers. These business partners (including payor partners) or suppliers could attempt to negotiate changes in existing business relationships, consider entering into business relationships with parties other than us, delay or defer decisions concerning their business with us, or terminate their existing business relationships with us during pendency of the Merger. Adverse changes in our relationships with employees, business partners, suppliers and customers may continue or intensify in the event the Merger is not consummated or is significantly delayed. As a result, there can be no assurance that our business, financial condition and results of operations will not be adversely affected, as compared to prior to the announcement of the Merger Agreement. Management’s attention may also be diverted towards activities focused on completing the Merger, which could further impact these relationships and also the execution of our business plan and the quality of our services.

If the Merger is not completed, we and our stockholders may suffer other consequences. To the extent that the current market price of our stock reflects an assumption that the Merger will be completed, the price of our common stock could decrease if the Merger is not completed. Further, investor confidence in us could decline, and stockholder litigation could be brought against us. In addition, we will have incurred significant costs, expenses and fees for professional services and other transaction costs in connection with the Merger, including for activities that we would have not undertaken other than to complete the Merger. As a result, to the extent the Merger is not completed, we will receive little or no benefit from incurring these costs, and in the absence of the Merger, these costs may have been allocated elsewhere. In addition, if the Merger Agreement is terminated under certain circumstances, we may be required to pay a subsidiary of CVS Health a termination fee equal to $300 million, which could have adverse effect on our financial condition and results of operations.

Even if successfully completed, there are certain risks to our stockholders from the Merger, including: we may experience a departure of employees prior to the closing of the Merger; the amount of cash to be paid under the Merger Agreement is fixed and will not be adjusted for changes in our business, assets, liabilities, prospects, outlook, financial condition or operating results or in the event of any change in the market price of, analyst estimates of, or projections relating to, our common stock; receipt of the all-cash per share Merger consideration under the Merger Agreement is taxable to stockholders that are treated as U.S. holders for U.S. federal income tax purposes; and if the Merger is completed, our stockholders will forego the opportunity to realize the potential long-term value of the successful execution of our current strategy as an independent company.

The Merger Agreement contains provisions that limit our ability to pursue alternatives to the Merger.

Under the Merger Agreement, we are restricted from soliciting, initiating, proposing, knowingly inducing or knowingly encouraging, facilitating or assisting alternative acquisition proposals from third parties and/or providing non-public information to third parties in response to any inquiries regarding, or the submission of any proposal or offer that constitutes, or would reasonably be expected to lead to, any Acquisition Proposal (as defined in the Merger Agreement). These provisions could discourage a third party that may have an interest in acquiring all or a significant part of our business from considering or proposing that acquisition, even if such third party were prepared to pay consideration with a higher value than the value of the consideration in the Merger.

We are subject to certain restrictions on the conduct of our business under the terms of the Merger Agreement.

Under the terms of the Merger Agreement, we have agreed to certain restrictions on the operations of our business that could harm our business relationships, financial condition, operating results, cash flows and business, including restrictions with respect to our ability to, among other things, subject to certain specified exceptions: adopt, amend, modify or terminate any employee plans (as defined in the Merger Agreement); materially increase the compensation of any director, officer or employee; hire or terminate any employee earning above a certain salary or wage (other than in the ordinary course); compromise or settle certain legal proceedings; change our methods, principles or practices of financial accounting; incur capital expenditures above specified thresholds; freely issue securities; and incur indebtedness (subject to certain exceptions). Because of these restrictions, we may be prevented from undertaking certain actions with respect to the conduct of our business that we might otherwise have taken if not for the Merger Agreement. Such restrictions could prevent us from pursuing certain business opportunities that arise prior to the effective time of the Merger and are outside the ordinary course of business, and could otherwise adversely affect our business and operations prior to completion of the Merger.

Lawsuits may arise in connection with the Merger, which could delay or prevent completion of the Merger and adversely affect our or CVS Health's business, financial condition and operating results.

Lawsuits relating to the Merger could be filed against the Company or CVS Health, including by stockholders of the Company or CVS Health. Although litigation is common in connection with acquisitions of public companies, regardless of any merits related to the underlying acquisition, the outcome of any lawsuits filed against the Company or CVS Health is uncertain and could delay or prevent completion of the Merger. While we plan to vigorously defend any such lawsuits, we may not be successful in defending against any such claims. Additionally, the costs of defense of such litigation, including costs associated with the indemnification of directors and officers, and other effects, such as negative publicity or damage to our relationships with business partners, suppliers and customers, could have an adverse effect on our business, financial condition and operating results.
Risks Related to Our Business
We have a history of net losses, we anticipate increasing expenses in the future, and we may not be able to achieve or maintain profitability.
We have incurred net losses on an annual basis since our inception. We incurred net losses of $(509.2) million,$(409.4) million and $(188.0) million, for the years ended December 31, 2022, 2021 and 2020, respectively. We expect our aggregate costs will increase substantially in the foreseeable future, and our losses will continue as we expect to invest heavily in increasing our patient base, expanding our operations, hiring additional employees and operating as a public company. These investments may be more costly than we expect, and if we do not achieve the benefits anticipated from these investments, or if the realization of these benefits is delayed, they may not result in increased revenues or growth in our business. If our growth rate were to decline significantly or become negative, it could adversely affect our financial condition and results of operations.
The Company has historically financed its operations through private placements of our equity securities, payments received from various payors, issuance of convertible notes and term loans and our IPO. Our net cash flow from operations was negative for the years ended December 31, 2022, 2021 and 2020. We may not generate positive cash flow from operations or profitability in any given period, and our limited operating history may make it difficult for investors to evaluate our current business and our future prospects. Additionally, if we are not able to achieve or maintain positive cash flow in the long term, we may require additional financing, which may not be available on favorable terms or at all and/or which would be dilutive to our shareholders. If we are unable to successfully address these risks and challenges as we encounter them, our business, results of operations and financial condition would be adversely affected. Our failure to achieve or maintain profitability could negatively impact the value of our common stock.
Our financial condition and results of operations have been and, we expect, will continue to be impacted by ongoing macroeconomic challenges, including labor shortages, supply chain disruptions and inflationary pressures, and an economic downturn or recession, could further adversely impact our business.

Macroeconomic challenges, including labor shortages, supply chain disruptions and inflationary pressures, have impacted, and are expected to continue to impact, our business operations, as well as our suppliers’ businesses. In particular, they may significantly affect our ability to hire, develop and retain our talented and diverse workforce, to maintain performance levels (especially cost and schedule), and to maintain our corporate culture. Further, if these conditions impair our ability to increase our headcount, including physicians, nurses and other specialized medical personnel, we may not be able to execute our growth plan and open new centers at the pace originally planned. It is impossible to predict how long these negative macroeconomic conditions will last, but we expect, at a minimum, that our costs will increase for labor, supplies and equipment, which could negatively impact our productivity, profitability and results of operations and cash flows. These conditions could also impact our ability to open new centers at costs originally budgeted which, in turn, could increase our capital needs during a time of rising interest rates and when conditions in the credit and capital markets are volatile. If our suppliers have increased challenges with their workforce (including as a result of illness, absenteeism, reactions to health and safety or government requirements), facility closures, timely access to necessary components, materials and other supplies at reasonable prices, access to capital, and access to fundamental support services (such as shipping and transportation), they may be unable to provide the agreed-upon goods and services in a timely, compliant and cost-effective manner. We have incurred and may in the future incur additional costs and delays in our business, including as a result of higher prices, schedule delays or the need to identify and develop alternative suppliers.

Limitations on access or disruptions to services or goods provided by or to some of our suppliers and vendors upon which our platform and business operations relies, could interrupt our ability to provide care, decrease the productivity of our workforce, and significantly harm our business operations, financial condition, and results of operations.

The effects from a broadening or protracted extension of these negative macroeconomic conditions could cause an economic slowdown or recession. During periods of recession or declining levels of income, governmental entities often experience budget deficits as a result of increased costs and lower than expected tax collections. These budget deficits at federal, state and local government entities have decreased, and may continue to decrease, spending for health and human service programs, including Medicare, Medicaid and similar programs, which represent significant payor sources for our centers. Other risks we may face during periods of recession or in the case of declining levels of income include potential declines in the population covered under our capitation agreements, potential increases in the uninsured and underinsured populations and further difficulties in our collecting patient co-payment and deductible receivables, which in turn could result in declines in our revenues and cash flows.
COVID-19, or any other pandemic, epidemic or outbreak of an infectious disease in the United States or worldwide, could adversely affect our business.
We face a wide variety of risks related to health epidemics, pandemics and similar outbreaks, especially of infectious diseases, including COVID-19 and its variants. Since first reported in late 2019, the COVID-19 pandemic has dramatically impacted the global health and economic environment, including millions of confirmed cases and deaths, business slowdowns or shutdowns, labor shortages, supply chain challenges, changes in government spending and requirements, regulatory challenges, inflationary pressures and market volatility. Although we have, to date, managed to continue our operations, we cannot predict the future course of events nor can we assure that this global pandemic, including its economic impact, will not have a material adverse impact on our business, financial position, results of operations and/or cash flows.
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
It is not currently possible to reliably project the direct impact of COVID-19 on our revenues and expenses, particularly as new variants present unknown factors. Key factors include the duration and extent of the outbreak in our service areas as well as societal and governmental responses. Patients may continue to be reluctant to seek necessary care given the risks of the COVID-19 pandemic. This could have the effect of deferring healthcare costs that we will need to incur to later periods and may also affect the health of patients who defer treatment, which may cause our costs to increase in the future. Further, as a result of the COVID-19 pandemic, we may experience slowed growth or a decline in new patient demand. We also may experience increased internal and third-party medical costs as we provide care for patients suffering from COVID-19. This increase in costs may be particularly significant given the number of our patients who are under capitation agreements. Further, we may face increased competition due to changes to our competitors’ products and services, including modifications to their terms, conditions, and pricing that could materially adversely impact our business, results of operations, and overall financial condition in future periods.
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
Also, under the CARES Act, the U.S. Department of Health and Human Services distributed grants to healthcare providers to offset the impacts of the COVID-19 pandemic related expenses and lost revenues, also known as the Provider Relief Funds. Grants received are subject to the terms and conditions of the program, including that such funds may only be used to prevent, prepare for, and respond to the COVID-19 pandemic and will reimburse only for health care related expenses or lost revenues that are attributable to the COVID-19 pandemic. Recipients are not required to repay these funds, provided that they attest to and comply with certain terms and conditions, including not using the funds to reimburse expenses or losses that other sources are obligated to reimburse. As of the date of this filing, we have received $11.4 million in grants from the Provider Relief Funds. We will continue to monitor our compliance with the terms and conditions of the Provider Relief Funds, including demonstrating that the distributions received have been used for healthcare-related expenses or lost revenue attributable to the COVID-19 pandemic. If we are unable to attest to or comply with current or future terms and conditions our ability to retain some or all of the distributions received may be impacted.
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

Our growth strategy involves a number of risks and uncertainties, including that:
•we may not be able to successfully enter into contracts with local payors on terms favorable to us or at all. In addition, we compete for payor relationships with other potential players, some of whom may have greater resources than we do. This competition may intensify due to the ongoing consolidation in the healthcare industry, which may increase our costs to pursue such opportunities;
•we may not be able to recruit or retain a sufficient number of new patients to execute our growth strategy, we may incur substantial costs to recruit new patients, and we may be unable to recruit a sufficient number of new patients to offset those costs;
•we may not be able to hire sufficient numbers of physicians and other staff and may fail to integrate our employees, particularly our medical personnel, into our care model;
•when expanding our business into new states, we may be required to comply with laws and regulations that may differ from states in which we currently operate; and
•depending upon the nature of the local market, we may not be able to implement our business model in every local market that we enter, which could negatively impact our revenues and financial condition.
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
To increase our revenues, our business strategy is to expand the number of primary care centers in our network. In order to support such growth, we must continue to recruit and retain a sufficient number of new patients. We are focused on the Medicare-eligible population and face competition from other primary healthcare providers in the recruitment of Medicare-eligible potential patients. If we are unable to convince the Medicare-eligible population of the benefits of our Oak Street Platform or if potential or existing patients prefer the care provider model of one of our competitors, we may not be able to effectively implement our growth strategy, which depends on our ability to grow organically and attract new patients. In addition, our growth strategy is dependent on patients electing to move from fee-for-service to capitation arrangements and selecting us as their primary care provider under their MA plan. Plan enrollment selections for MA are made during an annual enrollment period from October into December of each year; therefore, our ability to grow our patient population with capitation arrangements is dependent in part on our ability to successfully recruit MA patients during the annual enrollment period and to convince MA patients to select us as their primary care provider and not subsequently change that election. Our inability to recruit new patients and retain existing patients, particularly those under capitation arrangements, would harm our ability to execute our growth strategy and may have a material adverse effect on our business operations and financial position.

Our revenues and operations are dependent upon a limited number of key payors.
Our operations are dependent on a concentrated number of payors with whom we contract to provide services to patients. We generally manage our payor contracts on a state-by-state basis, entering into a separate contract in each state with the local affiliate of the relevant payor such that no one local payor contract accounts for a majority of our revenues. When aggregating the revenues associated with each payor through its local affiliates, however, Humana, WellCare/ Meridian and Cigna HealthSpring accounted for a total of approximately 55%, 62% and 71% of our capitated revenue for the years ended December 31, 2022, 2021 and 2020, respectively, and Humana alone accounted for approximately 32%, 36% and 45% of our capitated revenue for the years ended December 31, 2022, 2021 and 2020, respectively. We believe that a majority of our revenues will continue to be derived from a limited number of key payors; they may terminate their contracts with us or our physicians credentialed by them upon the occurrence of certain events. The sudden loss of any of our payor partners or the renegotiation of any of our payor contracts could adversely affect our operating results. In the ordinary course of business, we engage in active discussions and renegotiations with payors in respect of the services we provide and the terms of our payor agreements. As the payors’ businesses respond to market dynamics and financial pressures, and as payors make strategic business decisions in respect of the lines of business they pursue and programs in which they participate, a certain number of our payors may seek to renegotiate or terminate their agreements with us. These discussions could result in reductions to the fees and changes to the scope of services contemplated by our original payor contracts and consequently could negatively impact our revenues, business and prospects.
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
Although we have long-term contracts with many payors, these contracts may be terminated before their term expires for various reasons, such as changes in the regulatory landscape and poor performance by us, subject to certain conditions. Certain of our contracts are terminable immediately upon the occurrence of certain events. A certain number of our contracts may be terminated immediately by the partner if we lose applicable licenses, go bankrupt, lose our liability insurance or receive an exclusion, suspension or debarment from state or federal government authorities. Additionally, if a payor were to lose applicable licenses, go bankrupt, lose liability insurance, become insolvent, file for bankruptcy or receive an exclusion, suspension or debarment from state or federal government authorities, our contract with such payor could in effect be terminated. In addition, certain of our contracts may be terminated immediately if we become insolvent or file for bankruptcy. If any of our contracts with our payors is terminated, we may not be able to recover all fees due under the terminated contract, which may adversely affect our operating results.
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
On November 1, 2021, we received a civil investigative demand (“CID”) from the United States Department of Justice. According to the CID, the Department of Justice is investigating whether the Company may have violated the False Claims Act, 31 U.S.C. §§ 3729-3722. The CID requests certain documents and information related to the Company’s relationships with third-party marketing agents and related to the Company’s provision of free transportation to federal health care beneficiaries and requests information and documents related to such matters. We continue to cooperate with the Department of Justice in response to the CID. We are currently unable to predict the outcome of this investigation or whether qui tam or other litigation is probable. Regardless of the outcome, this inquiry has the potential to have an adverse impact on us due to any related defense and settlement costs, diversion of management resources, and other factors.
Additionally, on January 10, 2022, Reginald T. Allison, individually and on behalf of all others similarly situated, filed a putative class action lawsuit against Oak Street Health, Inc., Michael Pykosz and Timothy Cook, two of the Company's largest stockholders and members of the Company's Board of Directors in the United States District Court for the Northern District of Illinois (Case No: 1:22-cv-00149). On March 25, 2022, Central Pennsylvania Teamsters Pension Fund – Defined Benefit Plan, Central Pennsylvania Teamsters Pension Fund – Retirement Income Plan 1987, and Boston Retirement System’s (collectively, the “Northeast Pension Funds”) were appointed as the lead plaintiffs in the case. On May 25, 2022, the Northeast Pension Funds along with an additional named plaintiff, the City of Dearborn Police & Fire Revised Retirement System, filed their consolidated amended and restated complaint (the “Amended Complaint”). The Amended Complaint alleges that we, and such executive officers, made false and/or misleading statements and failed to disclose material adverse facts about our business, operations and prospects related to the matters inquired about in the CID. Additionally three stockholders, Joseph Miller, the Hialeah Employees' Retirement System and the Employees Retirement System of the City of St. Louis each filed, on November 7, 2022, January 5, 2023 and February 2, 2023, respectively, derivative actions in the Delaware Court of Chancery against certain of our officers and each of the members of Oak Street’s Board of Directors (collectively, “Defendants”) principally alleging breach of fiduciary duties and unjust enrichment. Generally, the complaint in each derivative action concerns those Defendants’ duties relating to certain outreach practices Oak Street allegedly engaged in and its patient transportation program, which are also matters that are the subject of the CID.
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
In addition to contracting directly with CMS to participate in Medicare, we also contract with other health plans, often under capitated arrangements, to provide services with respect to their MA members. Our contracts with Humana to provide capitated care services for their members accounted for approximately 32%, 36% and 45% of our capitated revenue for the years ended December 31, 2022, 2021 and 2020, respectively. If a plan with which we contract for these services loses its Medicare contracts with CMS, receives reduced or insufficient government reimbursement under the Medicare program, decides to discontinue its MA plans, decides to contract with another company to provide capitated care services to its members, or decides to directly provide care, our contract with that plan could be at risk and we could lose revenue. In addition, a number of our contracts with health plans are terminable without cause. If any of these contracts were terminated, certain patients covered by such plans may choose to shift to another primary care provider within their health plan’s network. Moreover, our inability to maintain our agreements with health plans, in particular with key payors such as Humana, with respect to their MA members or to negotiate favorable terms for those agreements in the future, could result in the loss of patients and could have a material adverse effect on our profitability and business.
Changes in the payor mix of patients and potential decreases in our reimbursement rates as a result of consolidation among plans could adversely affect our revenues and results of operations.
The amounts we receive for services provided to patients are determined by a number of factors, including the payor mix of our patients and the reimbursement methodologies and rates utilized by our patients’ plans. Reimbursement rates are generally higher for capitation agreements than they are under fee-for-service arrangements, and capitation agreements provide us with an opportunity to capture any additional surplus we create by investing in preventive care to keep a particular patient’s third-party medical expenses low. Under a capitation plan such as MA, we receive a fixed fee PPPM for services. Under a fee-for-service payor arrangement, we collect fees directly from the payor as services are provided. Fee-for-service arrangements accounted for approximately 0.6%, 0.6%, and 0.6% of our revenues for the years ended December 31, 2022, 2021 and 2020, respectively. Capitation arrangements accounted for approximately 98%, 98%, and 96% of our revenues for the years ended December 31, 2022, 2021 and 2020, respectively. A significant decrease in the number of capitation arrangements could adversely affect our revenues and results of operations.
The healthcare industry has also experienced a trend of consolidation, resulting in fewer but larger payors that have significant bargaining power, given their market share. Payments from payors are the result of negotiated rates. These rates may decline based on renegotiations, and larger payors have significant bargaining power to negotiate higher discounted fee arrangements with healthcare providers. As a result, payors increasingly are demanding discounted fee structures.
The healthcare industry is highly competitive
We compete directly with national, regional and local providers of healthcare for patients and physicians. There are many other companies and individuals currently providing healthcare services, many of which have been in business longer and/or have substantially more resources. Since there are virtually no substantial capital expenditures required for providing healthcare services, there are few financial barriers to entry in the healthcare industry. Other companies could enter the healthcare industry in the future and divert some or all of our business. Our ability to compete successfully varies from location to location and depends on a number of factors, including the number of competing primary care facilities in the local market and the types of services available at those facilities, our local reputation for quality care of patients, the commitment and expertise of our medical staff, our local service offerings and community programs, the cost of care in each locality, and the physical appearance, location, age and condition of our facilities. If we are unable to attract patients to our centers, our revenues and profitability will be adversely affected. Some of our competitors may have greater brand recognition and be more established in their respective communities than we are and may have greater financial and other resources than we have. Competing primary care providers may also offer larger facilities or different programs or services than we do, which, combined with the foregoing factors, may result in our competitors being more attractive to our current patients, potential patients and referral sources. Furthermore, while we budget for routine capital expenditures at our facilities to keep them competitive in their respective markets, to the extent that competitive forces cause those expenditures to increase in the future, our financial condition may be negatively affected. In addition, our relationships with governmental and private third-party payors are not exclusive and our competitors have established or could seek to establish relationships with such payors to serve their covered patients. Additionally, as we expand into new geographies, we may encounter competitors with stronger relationships or recognition in the community in such new geography, which could give those competitors an advantage in obtaining new patients. Individual physicians, physician groups and companies in other healthcare industry segments, including those with which we have contracts, and some of which have greater financial, marketing and staffing resources, may become competitors in providing health care services, and this competition may have a material adverse effect on our business operations and financial position.
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
With respect to Medicare, providers can retrospectively bill Medicare for services provided 30 days prior to the effective date of the enrollment. In addition, the enrollment rules provide that the effective date of the enrollment will be the later of the date on which the enrollment application was filed and approved by the Medicare contractor, or the date on which the provider began providing services. If we are unable to properly enroll physicians and other applicable healthcare professionals within the 30 days after the provider begins providing services, we will be precluded from billing Medicare for any services which were provided to a Medicare beneficiary more than 30 days prior to the effective date of the enrollment. With respect to Medicaid, new enrollment rules and whether a state will allow providers to retrospectively bill Medicaid for services provided prior to submitting an enrollment application varies by state. Failure to enroll providers in a timely manner could reduce our physician services segment total revenues and have a material adverse effect on the business, financial condition or results of operations of our physician services segment.
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
The requirements for enrollment, licensure, certification, and accreditation may include notification or approval in the event of a transfer or change of ownership or certain other changes. Other agencies or payors with which we have contracts may have similar requirements, and some of these processes may be complex. Failure to provide required notifications or obtain necessary approvals may result in the delay or inability to complete an acquisition or transfer, loss of licensure, lapses in reimbursement or other penalties. While we make reasonable efforts to substantially comply with these requirements, we cannot assure you that the agencies that administer these programs or have awarded us contracts will not find that we have failed to comply in some material respects. A finding of non-compliance and any resulting payment delays, refund demands or other sanctions could have a material adverse effect on our business, financial condition or results of operations.
Reductions in Medicare reimbursement rates or changes in the rules governing the Medicare program could have a material adverse effect on our financial condition and results of operations.
We receive the majority of our revenues from Medicare, either directly or through MA plans, and revenues from Medicare accounted for 98%, 98% and 96% of our revenues for each of the years ended December 31, 2022, 2021 and 2020, respectively. In addition, many private payors base their reimbursement rates on the published Medicare rates or are themselves reimbursed by Medicare for the services we provide. As a result, our results of operations are, in part, dependent on government funding levels for Medicare programs, particularly MA programs. Any changes that limit or reduce MA or general Medicare reimbursement levels, such as reductions in or limitations of reimbursement amounts or rates under programs, reductions in funding of programs, expansion of benefits without adequate funding, elimination of coverage for certain benefits, or elimination of coverage for certain individuals or treatments under programs, could have a material adverse effect on our business, results of operations, financial condition and cash flows.
The Medicare program and its reimbursement rates and rules are subject to frequent change. These include statutory and regulatory changes, rate adjustments (including retroactive adjustments), administrative or executive orders and government funding restrictions, all of which may materially adversely affect the rates at which Medicare reimburses us for our services. Budget pressures often lead the federal government to reduce or place limits on reimbursement rates under Medicare. Implementation of these and other types of measures has in the past and could in the future result in substantial reductions in our revenues and operating margins. For example, due to the federal sequestration, an automatic 2% reduction in Medicare spending took effect beginning in April 2013. The CARES Act, which was signed into law on March 27, 2020, designed to provide financial support and resources to individuals and businesses affected by the COVID-19 pandemic, temporarily suspended these reductions from May 1, 2020 through March 31, 2022, reduced the reduction to 1% from April 1, 2022 through June 30, 2022, and extended the sequester by one year, through 2030.
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
In addition, CMS often changes the rules governing the Medicare program, including those governing reimbursement. Changes that could adversely affect our business include:
•administrative or legislative changes to base rates or the bases of payment;
•limits on the services or types of providers for which Medicare will provide reimbursement;
•changes in methodology for patient assessment and/or determination of payment levels;
•the reduction or elimination of annual rate increases; or
•an increase in co-payments or deductibles payable by beneficiaries.
For example, on February 1, 2023, CMS issued the Advance Notice of Methodological Changes for Calendar Year (CY) 2024 for Medicare Advantage (MA) Capitation Rates and Part C and Part D Payment Policies which proposes updates to MA payment growth rates, changes to the MA and Part D payment methodologies and changes to the risk adjustment model that CMS uses to determine the health status of Medicare patients, which, if enacted in their proposed form, could have a material adverse effect on our business, results of operations, financial condition and cash flows. Other recent legislative, judicial and executive efforts to enact further healthcare reform legislation have caused the future state of the exchanges, other reforms under the ACA, and many core aspects of the current U.S. health care system to be unclear. While specific changes and their timing are not yet apparent, enacted reforms and future legislative, regulatory, judicial, or executive changes, particularly any changes to the MA program, could have a material adverse effect on our business, results of operations, financial condition and cash flows.
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
There is also uncertainty regarding both MA payment rates and beneficiary enrollment, which, if reduced, would reduce our overall revenues and net income. For example, although the Congressional Budget Office (“CBO”) predicted in 2010 that MA participation would drop substantially by 2020, the CBO has more recently predicted, without taking into account potential future reforms, that enrollment in MA (and other contracts covering Medicare Parts A and B) could reach 31 million by 2027. Although MA enrollment increased by approximately 5.6 million, or by 50%, between the enactment of the ACA in 2010 and 2015, there can be no assurance that this trend will continue. Further, fluctuation in MA payment rates is evidenced by CMS’s annual announcement of the expected average change in revenue from the prior year: for 2022, CMS announced an average increase of 4.0%; for 2021, 1.7% and 2.5% for 2020. Uncertainty over MA enrollment and payment rates present a continuing risk to our business.
According to the Kaiser Family Foundation (“KFF”), MA enrollment continues to be highly concentrated among a few payors, both nationally and in local regions. In 2022, the KFF reported that two payors together accounted for almost half of MA enrollment and five firms accounted for approximately 77% of the lives. Consolidation among MA plans in certain regions, or the Medicare program’s failure to attract additional plans to participate in the MA program, could have a material adverse effect on our business, results of operations, financial condition and cash flows.
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
In response to the COVID-19 pandemic, CMS made several changes in the manner in which Medicare will pay for telehealth visits, many of which relaxed previous requirements, including site requirements for both the providers and patients, telehealth modality requirements and others. State law applicable to telehealth, particularly licensure requirements, has also been relaxed in many jurisdictions as a result of the COVID-19 pandemic. These relaxed regulations helped us to continue operating our business during the height of the pandemic. It is unclear which, if any, of these changes will remain in place permanently and which will be rolled-back following the COVID-19 pandemic. Although our use of telehealth has diminished as we have been able to see patients more regularly in person, if regulations change to restrict our ability to or prohibit us from delivering care through telehealth modalities, our financial condition and results of operations may be adversely affected.
Under most of our agreements with health plans, we assume some or all of the risk that the cost of providing services will exceed our compensation.
Approximately 98%, 98% and 96% of our revenues for the years ended December 31, 2022, 2021 and 2020, respectively, is derived from fixed fees paid by health plans under capitation agreements with us. While there are variations specific to each agreement, we generally contract with health plans to receive a fixed fee per month for professional services and assume the financial responsibility for the healthcare expenses of our patients. This type of contract is referred to as a “capitation” contract. To the extent that patients require more care than is anticipated and/or the cost of care increases, aggregate fixed compensation amounts, or capitation payments, may be insufficient to cover the costs associated with treatment. If medical costs and expenses exceed estimates, except in very limited circumstances, we will not be able to increase the fee received under these capitation agreements during their then-current terms and we could suffer losses with respect to such agreements.
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
Historically, our medical costs and expenses as a percentage of revenues have fluctuated. Factors that may cause medical expenses to exceed estimates include:
•the health status of patients and higher levels of hospitalization;
•higher than expected utilization of new or existing healthcare services or technologies;
•an increase in the cost of healthcare services and supplies, whether as a result of inflation or otherwise;
•changes to mandated benefits or other changes in healthcare laws, regulations and practices;
•increased costs attributable to specialist physicians, hospitals and ancillary providers;
•changes in the demographics of our patients and medical trends;
•contractual or claims disputes with providers, hospitals or other service providers within and outside a health plan’s network;
•the occurrence of catastrophes, major epidemics or acts of terrorism; and
•the reduction of health plan premiums.
Renegotiation, non-renewal or termination of capitation agreements with health plans could have a material adverse effect on our business, results of operations, financial condition and cash flows.
Under most of our capitation agreements with health plans, the health plan is generally permitted to modify the benefit and risk obligations and compensation rights from time to time during the terms of the agreements. If a health plan exercises its right to amend its benefit and risk obligations and compensation rights, we are generally allowed a period of time to object to such amendment. If we so object, under some of the capitation agreements, the relevant health plan may terminate the applicable agreement upon 90 to 180 days written notice. If we enter into capitation contracts with unfavorable economic terms, or a capitation contract is amended to include unfavorable terms, we could suffer losses with respect to such contract. Since we do not negotiate with CMS or any health plan regarding the benefits to be provided under their MA plans, we often have just a few months to familiarize ourselves with each new annual package of benefits we are expected to offer. Depending on the health plan at issue and the amount of revenue associated with the health plan’s capitation agreement, the renegotiated terms or termination could have a material adverse effect on our business, results of operations, financial condition and cash flows.
Medicare’s risk adjustment payment system makes our revenues and profitability difficult to predict and could result in material adverse impacts to our adjustments to our results of operations.
CMS has implemented a risk adjustment payment system for Medicare health plans to improve the accuracy of payments and establish appropriate compensation for covering the expected medical costs of the enrolled Medicare beneficiaries. CMS’s risk adjustment model bases a portion of the total CMS reimbursement payments on various clinical and demographic factors, including hospital inpatient diagnoses, diagnosis data from hospital outpatient facilities and physician visits, gender, age and Medicaid eligibility. CMS requires that all managed care companies capture, collect and report the necessary diagnosis code information to CMS, which information is subject to review and audit for accuracy by CMS. This risk adjustment payment system has an indirect impact on the payments we received from our contracted Medicare Advantage payers. Although we, and the payers with which we contract, have auditing and monitoring processes in place to collect and provide accurate risk adjustment data to CMS for these purposes, that program may not be sufficient to ensure accuracy. If the risk adjustment data submitted by us or our payers incorrectly overstates the health risk of our patients, we might be required to return to the payer or CMS, overpayments and/or be subject to penalties or sanctions, or if the data incorrectly understates the health risk of our members, we might be underpaid for the care that we must provide to our patients, any of which could harm our reputation and have a negative impact on our results of operations and financial condition. CMS may also change the way that they measure risk and the impact on any such changes on our business are uncertain.
As a result of the COVID-19 pandemic, risk adjustment scores may also fall as a result of reduced data collection, decreased patient visits or delayed medical care and limitations on payments for certain telehealth services. As a result of the variability of factors affecting our patients’ risk scores, the actual payments we receive from our payers, after all adjustments, could be materially more or less than our estimates. Consequently, our estimate of our patients’ aggregate member risk scores for any period may result in favorable or unfavorable adjustments to our Medicare revenues, which may affect our profitability. Additionally, if our estimates of revenues associated with risk adjustments are materially inaccurate, it could impact the timing and the amount of our revenue recognition or have a material adverse effect on our business, results of operations, financial condition and cash flows.
Our records and submissions to health plans and government payers may contain inaccurate or unsupportable information regarding risk adjustment scores of participants, which could cause us to overstate or understate our revenue and subject us to repayment obligations or penalties.

The claims and encounter records that we submit to health plans and government payers impact data that support the risk adjustment factor ("RAF") scores attributable to our patients. These RAF scores determine the payment we are entitled for the provision of medical care to such participants. The data submitted to CMS is based on diagnosis codes and medical charts that our providers (and other external providers treating the same patient) identify, record and prepare. Any issues with documenting such conditions could adversely impact Medicare RAF scores and our resulting revenue for future periods. CMS periodically audits risk adjustment submissions. The submission of inaccurate, incomplete or erroneous data could result in inaccurate revenue and risk adjustment payments, which may be subject to correction or retroactive adjustment in later periods. This corrected or adjusted information may be reflected in financial statements for periods subsequent to the period in which the revenue was recorded. We could be required to refund a portion of the revenue that we received, which could have a material adverse effect on our business, results of operations, financial condition and cash flows. Historically, these true-up payments typically occur between May and August, but the timing of these payments is determined by CMS, and we have neither visibility nor control over the timing of such payments. From time to time, we may experience reconciliation issues as government payors modify or adopt new systems which may be reflected as provision for bad debt in our financial statements.

If CMS seeks repayment from us for payment adjustments as a result of its audits, we could also be subject to liability for penalties for inaccurate or unsupportable RAF scores provided by us or our providers. In addition, we could be liable for penalties to the federal government under the FCA, which may include per claim penalties, plus up to three times the amount of damages caused by each false claim, which can be as much as the amounts received directly or indirectly from the government for each such false claim. Elements of the risk adjustment mechanism continue to be challenged, reevaluated, and revised by the U.S. Department of Justice, the OIG, and CMS. For example, on February 1, 2023 CMS published the Medicare Advantage (MA) Risk Adjustment Data Validation (RADV) Program Final Rule (Final Rule), which will take effect on April 3, 2023. The long-awaited final rule includes major updates to the RADV audit methodology used by CMS to address overpayments to MA plans based on the submission of unsupported risk-adjusting diagnosis codes, which are used to determine payments under MA. Most notably, the Final Rule: (1) allows CMS to extrapolate RADV audit findings beginning with Payment Year (PY) 2018; and (2) does not include a Fee-For-Service (FFS) adjuster in RADV audits, which was previously contemplated as a method of equalizing payment errors between FFS Medicare and Medicare Part C, and viewed as critical to ensuring actuarial equivalence between traditional and managed Medicare. CMS will not extrapolate RADV audit findings for PYs 2011 through 2017, as originally contemplated. The Final Rule has already received significant industry pushback and is expected to be a target of litigation by MA plans. There can be no assurance that claims submitted by the Company will not be randomly selected or targeted for review by CMS or that the outcome of such a review will not result in a material adjustment in our revenue and profitability, even if the information we submitted to CMS is accurate and supportable. Substantial changes in the risk adjustment mechanism, including changes that result from enforcement or audit actions, could materially affect our revenue.
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
A security breach or privacy violation that leads to disclosure or unauthorized use or modification of, or that prevents access to or otherwise impacts the confidentiality, security, or integrity of, patient information, including PHI or other PII, or other sensitive information we or our contractors or third-party service providers maintain or otherwise process, could harm our reputation, compel us to comply with breach notification laws, cause us to incur significant costs for remediation, fines, penalties, notification to individuals and for measures intended to repair or replace systems or technology and to prevent future occurrences, potential increases in insurance premiums, and require us to verify the accuracy of database contents, resulting in increased costs or loss of revenues. If we are unable to prevent or mitigate such security breaches or privacy violations or implement satisfactory remedial measures, or if it is perceived that we have been unable to do so, our operations could be disrupted, we may be unable to provide access to our systems, and we could suffer a loss of patients, and we may as a result suffer loss of reputation, adverse impacts on patient and investor confidence, financial loss, governmental investigations or other actions, regulatory or contractual penalties, and other claims and liability. In addition, security breaches and other inappropriate access to, or acquisition or processing of, information can be difficult to detect, and any delay in identifying such incidents or in providing any notification of such incidents may lead to increased harm.
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
Additionally, our platform and the other systems or networks used in our business may experience an increase in attempted cyber-attacks, targeted intrusion, ransomware, and phishing campaigns seeking to take advantage of shifts to employees working remotely using their household or personal internet networks. The success of any of these unauthorized attempts could substantially impact our platform, the proprietary and other confidential data contained therein or otherwise stored or processed in our operations, and ultimately our business. Any actual or perceived security incident also may cause us to incur increased expenses to improve our security controls and to remediate security vulnerabilities.
Disruptions in our disaster recovery systems or management continuity planning could limit our ability to operate our business effectively.
Our information technology systems facilitate our ability to conduct our business. While we have disaster recovery systems and business continuity plans in place, any disruptions in our disaster recovery systems or the failure of these systems to operate as expected could, depending on the magnitude of the problem, adversely affect our operating results by limiting our capacity to effectively monitor and control our operations. Despite our implementation of a variety of security measures, our information technology systems could be subject to physical or electronic break-ins, and similar disruptions from unauthorized tampering or any weather-related disruptions where our headquarters and centers are located. In addition, in the event that a significant number of our management personnel were unavailable in the event of a disaster, our ability to effectively conduct business could be adversely affected.
Reductions in the quality ratings of the health plans we serve could have a material adverse effect on our business, results of operations, financial condition and cash flows.
As a result of the ACA, the level of reimbursement each health plan receives from CMS is dependent, in part, upon the quality rating of the Medicare plan. Such ratings impact the percentage of any cost savings rebate and any bonuses earned by such health plan. Since a significant portion of our revenue is expected to be calculated as a percentage of CMS reimbursements received by these health plans with respect to our patients, reductions in the quality ratings of a health plan that we serve could have a material adverse effect on our business, results of operations, financial condition and cash flows. CMS may also change the way that they measure quality performance and the impact of any such changes on our business are uncertain.
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
We believe that maintaining and enhancing our reputation and brand recognition is critical to our relationships with both patients and payors and to our ability to attract new patients. The promotion of our brand may require us to make substantial investments and we anticipate that, as our market becomes increasingly competitive, these marketing initiatives may become increasingly difficult and expensive. Our marketing activities may not be successful or yield increased revenues, and to the extent that these activities yield increased revenues, the increased revenues may not offset the expenses we incur and our results of operations could be harmed. In addition, any factor that diminishes our reputation or that of our management, including failing to meet the expectations of or provide quality medical care for our patients, or any adverse publicity or litigation involving or surrounding us, one of our centers or our management, could make it substantially more difficult for us to attract new patients. Similarly, because our existing patients often act as references for us with prospective new patients, any existing patient that questions the quality of our care could impair our ability to secure additional new patients. In addition, negative publicity resulting from any adverse government payor audit could injure our reputation. If we do not successfully maintain and enhance our reputation and brand recognition, our business may not grow and we could lose our relationships with patients, which would harm our business, results of operations and financial condition.
Additionally, our success may be impacted by the reputation of AARP due to our license arrangement with that organization. We rely on AARP to manage and maintain its brand but their reputation or goodwill may be harmed due to factors outside our control, which could be attributed to our brand and have a material adverse effect on our business, prospects, financial condition, results of operations, cash flows, as well as the trading price of our securities. Damage to our reputation or the reputations of AARP or loss of consumer confidence for any of these or other reasons could have a material adverse effect on our results of operations, financial condition and cash flows, as well as require additional resources to rebuild our reputation.
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
Our business is highly dependent on maintaining effective information systems as well as the integrity and timeliness of the data we use to serve our patients, support our care teams and operate our business. Because of the large amount of data that we collect and manage, it is possible that hardware failures or errors in our systems could result in data loss or corruption or cause the information that we collect to be incomplete or contain inaccuracies that our partners regard as significant. If our data were found to be inaccurate or unreliable due to fraud or other error, or if we, or any of the third-

party service providers we engage, were to fail to maintain information systems and data integrity effectively, we could experience operational disruptions that may impact our patients and care teams and hinder our ability to provide services, establish appropriate pricing for services, retain and attract patients, manage our patient risk profiles, establish reserves, report financial results timely and accurately and maintain regulatory compliance, among other things.
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
We are subject to litigation. If an unfavorable ruling were to occur, it could have a material adverse impact on us.

From time to time, we may be subject to legal proceedings and claims in the ordinary course of our business with respect to intellectual property. We are not currently subject to any claims from third parties asserting infringement of their intellectual property rights. Some third parties may be able to sustain the costs of complex litigation more effectively than we can because they have substantially greater resources. Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments, and if securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of our common stock. Moreover, any uncertainties resulting from the initiation and continuation of any legal proceedings could have a material adverse effect on our ability to raise the funds necessary to continue our operations. Assertions by third parties that we violate their intellectual property rights could therefore have a material adverse effect on our business, financial condition and results of operations.
On January 10, 2022, Reginald T. Allison, individually and on behalf of all others similarly situated, filed a putative class action lawsuit against Oak Street Health, Inc., Michael Pykosz and Timothy Cook, two of the Company's largest stockholders and members of the Company's Board of Directors in the United States District Court for the Northern District of Illinois (Case No: 1:22-cv-00149). On March 25, 2022, Central Pennsylvania Teamsters Pension Fund – Defined Benefit Plan, Central Pennsylvania Teamsters Pension Fund – Retirement Income Plan 1987, and Boston Retirement System’s (collectively, the “Northeast Pension Funds”) were appointed as the lead plaintiffs in the case. On May 25, 2022, the Northeast Pension Funds along with an additional named plaintiff, the City of Dearborn Police & Fire Revised Retirement System, filed their consolidated amended and restated complaint (the “Amended Complaint”). Plaintiffs allege that the Company and certain of its executive officers made false and/or misleading statements about patient acquisition tactics that purportedly violated the False Claims Act and federal Anti-Kickback Statute, and are purportedly the subject of the CID discussed above. The Amended Complaint includes two categories of claims: (1) claims under the Securities Exchange Act of 1934 based on allegedly misleading public statements throughout the class period of August 6, 2020 through November 8, 2021 (the “Exchange Act Claims”), and (2) claims under the Securities Act of 1933 based on allegedly misleading statements in the registration statements and prospectuses accompanying Oak Street Health, Inc.’s initial public offering and secondary public offerings (the “Securities Act Claims”). The Exchange Act Claims are asserted against Oak Street Health, Inc., Michael Pykosz, our CEO and Timothy Cook, our CFO, and also against certain stockholders of as “control persons.” The Securities Act Claims are asserted against the same defendants as well as the underwriters of the Company’s public offerings, and the Oak Street Health, Inc. directors who signed the registration statements. The Amended Complaint seeks damages, interest, costs, attorneys’ fees and other unspecified equitable relief.
On July 25, 2022, the defendants filed a consolidated motion to dismiss the Amended Complaint. On September 26, 2022, the plaintiffs' opposition to that motion to dismiss was filed, and the defendants reply to that opposition was filed on October 26, 2022. On February 10, 2023, the Court ruled on the motion to dismiss, granting the Company's' motions to dismiss with respect to the plaintiffs' section 12(a)(2) claim and section 11 claim based on misrepresentations from the May 2021 secondary public offering, and denying the remainder of the motion. The Company intends to continue to defend these claims vigorously.
Additionally three stockholders, Joseph Miller, the Hialeah Employees' Retirement System and the Employees Retirement System of the City of St. Louis each filed, on November 7, 2022, January 5, 2023 and February 2, 2023, respectively, derivative actions in the Delaware Court of Chancery against certain of our officers and each of the members of Oak Street’s Board of Directors (collectively, “Defendants”) principally alleging breach of fiduciary duties and unjust enrichment. Generally, the Complaint concerns those Defendants’ duties relating to certain outreach practices Oak Street allegedly engaged in and its patient transportation program, the same matters that are the subject of the CID.
Furthermore, our commercial success depends on our ability to develop and commercialize our services and use our internally developed technology without infringing the intellectual property or proprietary rights of third parties. Intellectual property disputes can be costly to defend and may cause our business, operating results and financial condition to suffer. As the market for healthcare in the United States expands and more patents are issued, the risk increases that there may be patents issued to third parties that relate to our technology of which we are not aware or that we must challenge to continue our operations as currently contemplated. Whether merited or not, we may face allegations that we, our partners or parties indemnified by us have infringed or otherwise violated the patents, trademarks, copyrights or other intellectual property rights of third parties. Such claims may be made by competitors seeking to obtain a competitive advantage or by other parties. Additionally, in recent years, individuals and groups have begun purchasing intellectual property assets for the purpose of making claims of infringement and attempting to extract settlements from companies like ours. We may also face allegations that our employees have misappropriated the intellectual property or proprietary rights of their former employers or other third parties. It may be necessary for us to initiate litigation to defend ourselves in order to determine the scope, enforceability and validity of third-party intellectual property or proprietary rights, or to establish our respective rights. We may not be able to successfully settle or otherwise resolve such adversarial proceedings or litigation. If we are unable to successfully settle future claims on terms acceptable to us we may be required to engage in or to continue claims, regardless of whether such claims have merit, that can be time-consuming, divert management’s attention and financial resources and can be costly to evaluate and defend. Results of any such litigation are difficult to predict and may require us to stop commercializing or using our technology, obtain licenses, modify our services and technology while we develop non-infringing substitutes or incur substantial damages, settlement costs or face a temporary or permanent injunction prohibiting us from marketing or providing the affected services. If we require a third-party license, it may not be available on reasonable terms or at all, and we may have to pay substantial royalties, upfront fees or grant cross-licenses to intellectual property rights for our services. We may also have to redesign our services so they do not infringe third-party intellectual property rights, which may not be possible or may require substantial monetary expenditures and time, during which our technology may not be available for commercialization or use. Even if we have an agreement to indemnify us against such costs, the indemnifying party may be unable to uphold its contractual obligations. If we cannot or do not obtain a third-party license to the infringed technology at all, license the technology on reasonable terms or obtain similar technology from another source, our revenue and earnings could be adversely impacted.
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
We depend upon licenses from third parties for some of the technology and data used in Canopy, our technology platform, and for the platform upon which Canopy was built and operates. We expect that we may need to obtain additional licenses from third parties in the future in connection with the development of our services. In addition, we obtain a portion of the data that we use from government entities, public records and from our partners for specific partner engagements. We believe that we have all rights necessary to use the data that is incorporated into our services. We cannot, however, assure you that our licenses for information will allow us to use that information for all potential or contemplated applications. In addition, our ability to continue to offer integrated healthcare to our patients depends on maintaining Canopy, which is partially populated with data disclosed to us by our partners with their consent. If these partners revoke their consent for us to maintain, use, de-identify and share this data, consistent with applicable law, our data assets could be degraded.

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
We also integrate into our internally developed applications and use third-party software to support our technology infrastructure. Some of this software is proprietary, and some is open source software. These technologies may not be available to us in the future on commercially reasonable terms or at all and could be difficult to replace once integrated into our own internally developed applications. Most of these licenses can be renewed only by mutual consent and may be terminated if we breach the terms of the license and fail to cure the breach within a specified period of time. Our inability to obtain, maintain or comply with any of these licenses could delay development until equivalent technology can be identified, licensed and integrated, which would harm our business, financial condition and results of operations.
Most of our third-party licenses are non-exclusive, and our competitors may obtain the right to use any of the technology covered by these licenses to compete directly with us. Our use of third-party technologies exposes us to increased risks, including, but not limited to, risks associated with the integration of new technology into our solutions, the diversion of our resources from development of our own internally developed technology and our inability to generate revenues from licensed technology sufficient to offset associated acquisition and maintenance costs. In addition, if our data suppliers choose to discontinue support of the licensed technology in the future, we might not be able to modify or adapt our own solutions.
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

Our primary care centers are concentrated in Illinois, Michigan, Pennsylvania, Ohio and Texas, and we may not be able to successfully establish a presence in new geographic markets.
A substantial portion of our revenues is driven by our primary care centers in Illinois, Michigan, Pennsylvania, Ohio and Texas. As a result, our exposure to many of the risks described herein are not mitigated by a diversification of geographic focus. Furthermore, due to the concentration of our operations in these states, our business may be adversely affected by economic conditions that disproportionately affect these states as compared to other states. To continue to expand our operations to other regions of the United States, we will have to devote resources to identifying and exploring such perceived opportunities. Thereafter, we will have to, among other things, recruit and retain qualified personnel, develop new primary care centers and establish new relationships with physicians and other healthcare providers. In addition, we would be required to comply with laws and regulations of states that may differ from the ones in which we currently operate and could face competitors with greater knowledge of such local markets. We anticipate that further geographic expansion will require us to make a substantial investment of management time, capital and/or other resources. There can be no assurance that we will be able to continue to successfully expand our operations in any new geographic markets.
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
We currently lease or license all of our centers, including slightly more than half that are leased from Humana. Our leases or licenses are typically on terms ranging from 2 to 20 years. Each of our lease or license agreements provides that the lessor may terminate the lease, subject to applicable cure provisions, for a number of reasons, including the defaults in any payment of rent, taxes or other payment obligations, the breach of any other covenant or agreement in the lease or, for centers leased from Humana, the termination of our payor contracts with Humana. Termination of certain of our lease agreements could result in a cross-default under our debt agreements or other lease agreements. If a lease agreement is terminated, there can be no assurance that we will be able to enter into a new lease agreement on similar or better terms or at all.
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
As we continue to expand and have leases or licenses with different start dates, it is likely that some number of our leases and licenses will expire each year. Our lease or license agreements often provide for renewal or extension options. There can be no assurance that these rights will be exercised in the future or that we will be able to satisfy the conditions precedent to exercising any such renewal or extension. In addition, if we are unable to renew or extend any of our leases or licenses, we may lose all of the facilities subject to that master lease agreement. If we are not able to renew or extend our leases or licenses at or prior to the end of the existing lease terms, or if the terms of such options are unfavorable or unacceptable to us, our business, financial condition and results of operations could be adversely affected.
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

Competition, labor shortages and other factors could make it more difficult to attract and retain highly qualified personnel, increase our labor costs and adversely affect our revenue, profitability and cash flows.

Our operations are dependent on the efforts, abilities and experience of our physicians and clinical personnel, and in order to execute our growth plan, we must attract and retain highly qualified personnel. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be harmed.

Competition for highly qualified personnel is intense, especially for physicians and other medical professionals who are experienced in providing care services to older adults.We compete with other healthcare providers, primarily hospitals and other facilities, in attracting physicians, nurses and medical staff to support our centers, recruiting and retaining qualified management and support personnel responsible for the daily operations of each of our centers and in contracting with payors in each of our markets. Many of the companies and healthcare providers with which we compete for experienced personnel have greater resources than we have, and these resources could be used to pursue more aggressively innovative staffing solutions as compared to the traditional market approaches of wages and benefits.

In the wake of the ongoing COVID-19 pandemic, the U.S. healthcare labor market is experiencing a shortage of clinical and non-clinical professionals. In some markets, the lack of availability of clinical personnel, such as nurses and mental health professionals, has created significant operating issues. This shortage of labor may require us to continue to enhance wages and benefits to recruit and retain qualified personnel or to contract for more expensive temporary personnel. These labor shortages have also led to mental health issues, lower job satisfaction and faster burnout, further exacerbating the problem. Although these issues are believed to have been caused by the COVID-19 pandemic, they are expected to continue beyond the near term and will create ongoing challenges for healthcare providers such as us to attract and retain personnel.
If our labor costs increase, we may not see that reflected in our annual rate increases from CMS nor in our contracted rates with MA plans to offset these increased costs. Because a significant percentage of our revenues consist of fixed, prospective payments, our ability to pass along increased labor costs is limited. In particular, if labor costs rise at an annual rate greater than our net annual consumer price index basket update from Medicare, our results of operations and cash flows will likely be adversely affected.

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
Additionally, key primary care physicians with large patient enrollment could retire, become disabled, terminate their provider contracts, get lured away by a competing independent physician association or medical group, or otherwise become unable or unwilling to continue practicing medicine or continue working with our practices. As a result, patients who have been served by such physicians could choose to enroll with competitors’ physician organizations or could seek medical care elsewhere, which could reduce our revenues and profits. Moreover, we may not be able to attract new physicians to replace the services of terminating physicians or to service our growing membership.
We also depend on the available labor pool of semi-skilled and unskilled workers in each of the markets in which we operate. We will need to continue to hire, train and manage additional qualified information technology, operations and marketing staff. If our new hires perform poorly, or if we are unsuccessful in hiring, training, managing and integrating these new employees, or if we are not successful in retaining our existing employees, our business may be adversely impacted.

Our revenues and profits could be diminished if we fail to retain and attract the services of key primary care physicians.

We have employment contracts with physicians and other health professionals in many states. Some of these contracts include provisions preventing these physicians and other health professionals from competing with us both during and after the term of our contract with them. The law governing non-compete agreements and other forms of restrictive covenants varies from state to state, and as of January 5, 2023, the U.S. Federal Trade Commission ("FTC") issued a notice of proposed rulemaking that would prohibit employers from using non-compete agreements. Some jurisdictions prohibit us from using non-competition covenants with our professional staff. Other states are reluctant to strictly enforce non-compete agreements and restrictive covenants applicable to physicians and other healthcare professionals. There can be no assurance that our non-compete agreements related to physicians and other health professionals will be found enforceable if challenged in certain states. Further, if enacted, the FTC's proposed rule would prohibit employers like us from implementing non-compete agreements with our physicians and other health professionals. In such event, we would be unable to prevent physicians and other health professionals formerly employed by us from competing with us, potentially resulting in the loss of some of our patients. Further, if we hire employees from competitors or other companies or healthcare providers, their former employers may attempt to assert that these employees or we have breached certain legal obligations, resulting in a diversion of our time and resources. We may also experience attrition in our primary care physicians due to our proposed transaction with a subsidiary of CVS Health.

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

Each health plan generally relies on us and our affiliated physicians to appropriately document and support such RAF data in our medical records. Each health plan also relies on us and our affiliated physicians to appropriately code claims for medical services provided to members. Erroneous claims and erroneous encounter records and submissions could result in inaccurate revenue and risk adjustment payments, which may be subject to correction or retroactive adjustment in later periods. This corrected or adjusted information may be reflected in financial statements for periods subsequent to the period in which the revenue was recorded. We might also need to refund a portion of the revenues that we received, which refund, depending on its magnitude, could damage our relationship with the applicable health plan and could have a material adverse effect on our business, results of operations, financial condition and cash flows.
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
CMS has indicated that payment adjustments, such as Risk Adjustment Data Validation audits, will not be limited to RAF scores for the specific MA enrollees for which errors are found but may also be extrapolated to the entire MA plan subject to a particular CMS contract. CMS has described its audit process as plan-year specific and stated that it will not extrapolate audit results for plan years prior to 2011. Because CMS has not stated otherwise, there is a risk that payment adjustments made as a result of one plan year’s audit would be extrapolated to prior plan years after 2011. Plans could then seek to retroactively recoup these amounts from us.
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
Negative publicity regarding the managed healthcare industry generally, or the Medicare Advantage program in particular, may result in increased regulation and legislative review of industry practices that further increase our costs of doing business and adversely affect our results of operations or business by:
•requiring us to change our products and services;

•increasing the regulatory, including compliance, burdens under which we operate, which, in turn, may negatively impact the manner in which we provide services and increase our costs of providing services;
•adversely affecting our ability to market our products or services through the imposition of further regulatory restrictions regarding the manner in which plans and providers market to Medicare Advantage enrollees; or
•adversely affecting our ability to attract and retain patients.
State and federal efforts to reduce Medicaid spending could adversely affect our financial condition and results of operations.
Certain of our patients are dual-eligible, meaning their coverage comes from both Medicare and Medicaid. In addition, a very small portion of our patients (under 2%) are fully covered by Medicaid. As a result, a small portion of our revenues comes from Medicaid, accounting for approximately 2%, 2% and 2% of our revenues for the years ended December 31, 2022, 2021 and 2020, respectively. Medicaid is a joint federal-state program purchasing healthcare services for the low income and indigent as well as certain higher-income individuals with significant health needs. Under broad federal criteria, states establish rules for eligibility, services and payment. Medicaid is a state-administered program financed by both state funds and matching federal funds. Medicaid spending has increased rapidly in recent years, becoming a significant component of state budgets. This, combined with slower state revenue growth, has led both the federal government and many states to institute measures aimed at controlling the growth of Medicaid spending, and in some instances reducing aggregate Medicaid spending.
For example, a number of states have adopted or are considering legislation designed to reduce their Medicaid expenditures, such as financial arrangements commonly referred to as provider taxes. Under provider tax arrangements, states collect taxes from healthcare providers and then use the revenues to pay the providers as a Medicaid expenditure, which allows the states to then claim additional federal matching funds on the additional reimbursements. Current federal law provides for a cap on the maximum allowable provider tax as a percentage of the provider’s total revenues. There can be no assurance that federal law will continue to provide matching federal funds on state Medicaid expenditures funded through provider taxes, or that the current caps on provider taxes will not be reduced. Any discontinuance or reduction in federal matching of provider tax-related Medicaid expenditures could have a significant and adverse effect on states’ Medicaid expenditures, and as a result could have an adverse effect on our business.
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
Even if our management concludes that our internal control over financial reporting is effective, our independent registered public accounting firm may issue a report that is qualified if it is not satisfied with our controls or the level at which our controls are documented, designed, operated or reviewed. Because we are no longer an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) with our transition to large accelerated filer status as of December 31, 2021, we are also now subject to Section 404(b) of SOX, which requires that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting in this Annual Report on Form 10-K for the year ended December 31, 2022, among other additional requirements. Effective internal controls are necessary for us to provide reliable financial reports and to help prevent fraud, and our management and other personnel devote a substantial amount of time to these compliance requirements. These rules and regulations also increase our legal and financial compliance costs and make some activities more time-consuming and costly. Our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could materially and adversely affect our business, results of operations and financial condition and could cause a decline in the trading price of our common stock.
If we are not able to maintain the requirements of Section 404 of the Sarbanes-Oxley Act with adequate compliance, our independent registered public accounting firm may issue an adverse opinion due to ineffective internal controls over financial reporting, and we may be subject to sanctions or investigation by regulatory authorities, such as the SEC. As a result, there could be a negative reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, we may be required to incur costs in improving our internal control system and the hiring of additional personnel. Any such action could negatively affect our results of operations and cash flows.
The requirements of being a public company, particularly now that we are no longer an “emerging growth company,” may strain our resources and distract our management, which could make it difficult to manage our business.
As a public company, we have incurred legal, accounting and other expenses that we did not previously incur. We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Sarbanes-Oxley Act, the listing requirements of the NYSE and other applicable securities rules and regulations.
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
Our indebtedness and liabilities could limit the cash flow available for operations, or expose us to risks that could adversely affect our business, financial condition and results of operations.
As of December 31, 2022, we had total outstanding debt of $978.6 million, which includes $905.8 million aggregate principal amount of our Convertible Senior Notes due in March 2026 and $72.8 million principal amount outstanding under our term loan facility, net of debt issuance costs. In the future, we may incur additional indebtedness to meet financing needs. Our indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:
•increasing our vulnerability to adverse economic and industry conditions;
•limiting our ability to obtain additional financing;
•in the event special interest accrues on the Convertible Senior Notes, requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness, which will reduce the amount of cash available for other purposes;
•limiting our flexibility to plan for, or react to, changes in our business; and
•placing us at a possible competitive disadvantage with competitors that are less leveraged than us or have better access to capital.
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
Certain provisions in the agreements governing our indebtedness may delay or prevent an otherwise beneficial takeover attempt of us.
Certain provisions in the agreements governing our indebtedness may make it more difficult or expensive for a third party to acquire us. For example, the indenture governing the Convertible Senior Notes will require us, subject to certain exemptions, to repurchase the notes for cash upon the occurrence of a fundamental change and, in certain circumstances, to increase the conversion rate for a holder that converts its notes in connection with a make-whole fundamental change. A takeover of us may trigger the requirement that we repurchase the notes and/or increase the conversion rate, which could make it more costly for a potential acquirer to engage in such takeover. Such additional costs may have the effect of delaying or preventing a takeover of us that would otherwise be beneficial to investors. The Loan Agreement has similar provisions and requires prepayment of all outstanding obligations thereunder upon certain change of control events including if a change in control or fundamental change occurs under the Convertible Senior Notes.
Our growth strategy is partially dependent upon our ability to identify and successfully complete acquisitions, joint ventures and other strategic partnerships and alliances.
An element of our growth strategy is to identify, pursue and successfully complete and integrate acquisitions, joint ventures and other strategic partnerships and alliances that either expand or complement our existing operations. Acquisitions and other strategic transactions involve numerous risks, including difficulties in successfully integrating the operations and personnel, navigating the necessary regulatory approval requirements, distraction of management from overseeing, and disruption of, our existing operations, difficulties in entering markets or lines of business in which we have no or limited direct prior experience, the possible loss of key employees and customers, and difficulties in achieving the synergies we anticipated. Any failure to select suitable opportunities at fair prices, conduct appropriate due diligence, acquire and successfully integrate the acquired company, including particularly when acquired businesses operate in new geographic markets or areas of business, could materially and adversely impact our growth strategies, financial condition and results of operations.
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
As of December 31, 2022 we had $158.0 million of goodwill on our consolidated balance sheets. We evaluate this goodwill for impairment annually either quantitatively or qualitatively during the fourth quarter, or more frequently if an event occurs or circumstances change that could more likely than not reduce the fair value of a reporting unit or indefinite-lived intangible asset below its carrying value. As part of this impairment analysis, we estimate the fair value for each reporting unit using both the income and market approaches. Estimated fair values could change if, for example, there are changes in the business climate, changes in the competitive environment, adverse legal or regulatory actions or developments, changes in capital structure, cost of debt and equity, capital expenditure levels, operating cash flows or market capitalization, whether due to COVID-19 or otherwise. There can be no assurance that impairments will not occur, and any impairment may have a material impact on our financial condition and results of operations.
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
Our operations are subject to extensive federal, state and local government laws and regulations, such as:
•Medicare and Medicaid reimbursement rules and regulations;
•federal and state anti-kickback laws, which prohibits the knowing and willful offer, payment, solicitation or receipt of any bribe, kickback, rebate or other remuneration for referring an individual, in return for ordering, leasing, purchasing or recommending or arranging for or to induce the referral of an individual or the ordering, purchasing or leasing of items or services covered, in whole or in part, by any federal healthcare program, such as Medicare and Medicaid;
•the Self-Referral Law and analogous state self-referral prohibition statutes, which, subject to limited exceptions, prohibits physicians from referring Medicare or Medicaid patients to an entity for the provision of certain “designated health services” if the physician or a member of such physician’s immediate family has a direct or indirect financial relationship (including an ownership interest or a compensation arrangement) with an entity, and prohibit the entity from billing Medicare or Medicaid for such “designated health services”;
•the FCA and associated regulations, that imposes civil and criminal liability on individuals or entities that knowingly submit false or fraudulent claims for payment to the government or knowingly making, or causing to be made, a false statement in order to have a false claim paid, including qui tam or whistleblower suits;
•the Civil Monetary Penalty statute and associated regulations, which authorizes the government agent to impose civil money penalties, an assessment, and program exclusion for various forms of fraud and abuse involving the Medicare and Medicaid programs;
•federal and state laws regarding the collection, use and disclosure of patient health information (e.g., HIPAA) and the storage, handling, shipment, disposal and/or dispensing of pharmaceuticals and blood products and other biological materials and many other applicable state and federal laws and requirements;
•federal and state laws regarding the use of telehealth;
•state and federal statutes and regulations that govern workplace health and safety;
•federal and state laws and policies that require healthcare providers to maintain licensure, certification or accreditation to enroll and participate in the Medicare and Medicaid programs, to report certain changes in their operations to the agencies that administer these programs and, in some cases, to re-enroll in these programs when changes in direct or indirect ownership occur; and
•federal and state laws pertaining to the provision of services by nurse practitioners and physician assistants certain settings, physician supervision of those services, and reimbursement requirements that depend on the types of services provided and documented and relationships between physician supervisors and nurse practitioners and physician assistants.
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
•suspension or termination of our participation in government payment programs;
•refunds of amounts received in violation of law or applicable payment program requirements dating back to the applicable statute of limitation periods;
•loss of our required government certifications or exclusion from government payment programs;
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
•mandated changes to our practices or procedures that significantly increase operating expenses;
•imposition of and compliance with corporate integrity agreements that could subject us to ongoing audits and reporting requirements as well as increased scrutiny of our billing and business practices which could lead to potential fines, among other things;
•termination of various relationships and/or contracts related to our business, including joint venture arrangements, medical director agreements, real estate leases and consulting agreements with physicians; and
•harm to our reputation which could negatively impact our business relationships, affect our ability to attract and retain patients and physicians, affect our ability to obtain financing and decrease access to new business opportunities, among other things.
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
Because of regulations preventing the corporate practice of medicine, many of our affiliated physician practice groups are wholly owned or primarily owned by our nominee shareholders. Although we retain the right to direct the transfer of these ownership arrangements to another licensed physician, if our nominee shareholder died, was incapacitated or otherwise was no longer affiliated with us, there could be a material adverse effect on the relationship between us and each of those variable interest entities (“VIEs”) and, therefore, our business as a whole could be adversely affected.
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
As a result of our participation in the Medicare and Medicaid programs, we are subject to various governmental inspections, reviews, audits and investigations to verify our compliance with these programs and applicable laws and regulations. Payors may also reserve the right to conduct audits. We also periodically conduct internal audits and reviews of our regulatory compliance. An adverse inspection, review, audit or investigation could result in:
•refunding amounts we have been paid pursuant to the Medicare or Medicaid programs or from payors;
•state or federal agencies imposing fines, penalties and other sanctions on us;
•temporary suspension of payment for new patients to the facility or agency;

•decertification or exclusion from participation in the Medicare or Medicaid programs or one or more payor networks;
•self-disclosure of violations to applicable regulatory authorities;
•damage to our reputation;
•the revocation of a facility’s or agency’s license; and
•loss of certain rights under, or termination of, our contracts with payors.
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
Prior to the IPO, we conducted our business as Oak Street Health, LLC. Oak Street Health, LLC was classified as a partnership for U.S. federal income tax purposes and consequently did not generally pay any U.S. federal, state or local income taxes. Following the IPO, we now operate under Oak Street Health, Inc., and Oak Street Health, Inc. is classified as a corporation for U.S. federal income tax purposes. See “Organizational Transactions” within our 2020 Form 10-K filed with the SEC on March 10, 2021. As a corporation, Oak Street Health, Inc. is subject to U.S. federal, state, and local income taxes with respect to its taxable income.
Oak Street Health, Inc.’s future effective income tax rates could be subject to volatility or adversely affected by a number of factors, including:
•changes in tax laws (including statutory changes that increase the applicable U.S. federal corporate tax rate from its current 21%);
•changes in the valuation of our deferred tax assets and liabilities;
•expected timing and amount of the release of any tax valuation allowances;
•structural changes in our business;
•tax effects of equity-based compensation; or
•changes in tax regulations or other interpretations of applicable tax law.
In addition, as a corporation, Oak Street Health, Inc. is be subject to audits by U.S. federal, state and local tax authorities. Outcomes from these audits may adversely affect the operating results and financial condition of Oak Street Health, Inc.
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
Prior to the IPO and restructuring, we operated under Oak Street Health, LLC, and Oak Street Health, LLC was classified as a partnership for U.S. federal income tax purposes. As a partnership, prior to the IPO and the restructuring, Oak Street Health, LLC did not directly pay any federal, state or local income taxes with respect to the taxable income shown on its tax returns. Rather, items of income, gain, loss, deduction, and credit are allocated among its partners and such persons are liable for any of the resulting income taxes.
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
Investment entities affiliated with General Atlantic and Newlight, collectively, beneficially own approximately 38.7% of our issued and outstanding shares of common stock. While we were previously a controlled company and no longer qualify as such, for so long as the Lead Sponsors continue to own a large portion of our common stock, the Lead Sponsors will still be able to significantly influence the composition of our Board and the approval of actions requiring shareholder approval. Accordingly, for such period of time, the Lead Sponsors will continue to have significant influence with respect to our management, business plans and policies, including the appointment and removal of our officers, decisions on whether to raise future capital and amending our charter and bylaws, which govern the rights attached to our common stock.
In addition, we are party to the Sponsor Director Nomination Agreement (defined herein) that provides each Lead Sponsor the right to designate: (i) three of the nominees for election to our Board for so long as each beneficially owns at least 20% of our common stock then outstanding; (ii) two of the nominees for election to our Board for so long as each beneficially owns less than 20% but at least 10% of our common stock then outstanding; and (iii) one of the nominees for election to our Board for so long as each beneficially owns less than 10% but at least 5% of our common stock then outstanding. As of the date of this filing, our Lead Sponsors continue to hold more than 35% of our common stock then outstanding. The Lead Sponsors may also assign such right to their affiliates. The Sponsor Director Nomination Agreement also prohibits us from increasing or decreasing the size of our Board without the prior written consent of the Lead Sponsors.
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
In addition to the Lead Sponsors’ beneficial ownership of a combined 38.7% of our common stock, our certificate of incorporation and bylaws and the Delaware General Corporation Law (the “DGCL”), contain provisions that could make it more difficult for a third party to acquire us, even if doing so might be beneficial to our shareholders. Among other things, these provisions:
•allow us to authorize the issuance of undesignated preferred stock, the terms of which may be established and the shares of which may be issued without shareholder approval, and which may include supermajority voting, special approval, dividend, or other rights or preferences superior to the rights of shareholders;
•provide for a classified board of directors with staggered three-year terms;
•prohibit shareholder action by written consent from and after the date on which the Lead Sponsors beneficially own, in the aggregate, less than 40% of our common stock then outstanding;
•provide that any amendment, alteration, rescission or repeal of our bylaws by our shareholders will require the affirmative vote of the holders of at least 66 2/3% in voting power of all the then- outstanding shares of our stock entitled to vote thereon, voting together as a single class; and
•establish advance notice requirements for nominations for elections to our Board or for proposing matters that can be acted upon by shareholders at shareholder meetings, provided, however, that at any time when a Lead Sponsor beneficially owns, in the aggregate, at least 5% of our common stock then outstanding, such advance notice procedure will not apply to that Lead Sponsor.
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
Our quarterly operating results are likely to fluctuate in the future. In addition, securities markets worldwide have experienced, and are likely to continue to experience, significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, could subject the market price of our shares to wide price fluctuations regardless of our operating performance. Our operating results and the trading price of our shares may fluctuate in response to various factors, including:
•the timing of, and our ability to close, the potential CVS Merger, as well as changes in factors that influence the timing or likelihood of closing the potential CVS Merger;
•market conditions in our industry or the broader stock market;
•actual or anticipated fluctuations in our quarterly financial and operating results;
•introduction of new solutions or services by us or our competitors;
•issuance of new or changed securities analysts’ reports or recommendations;
•sales, or anticipated sales, of large blocks of our stock;
•additions or departures of key personnel;
•regulatory or political developments;
•litigation and governmental investigations;
•changing economic conditions;
•investors’ perception of us;
•events beyond our control such as weather and war; and
•any default on our indebtedness.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our principal executive offices are located in Chicago, Illinois where we occupy facilities totaling approximately 35,000 square feet under subleases that expire on June 30, 2023 and October 31, 2025. We use this facility for administration, sales and marketing, technology and development and professional services. We also lease offices elsewhere in the United States, including Charlotte, North Carolina, Downers Grove and Oak Brook, Illinois.
We intend to procure additional space as we add team members and expand geographically. We believe that our facilities are adequate to meet our needs for the immediate future, and that, should it be needed, suitable additional space will be available to accommodate any such expansion of our operations.
As of December 31, 2022, we leased approximately 1,900,000 gross square feet relating to 169 open centers located in 21 states, including our corporate offices and some centers that are yet to be opened. See “Risk Factors—Risks Related to Our Business—We lease all of our facilities and may experience risks relating to lease termination, lease expense escalators, lease extensions and special charges.” Our leases typically have terms of 2 to 20 years, and generally provide for renewal or extension options. Our lease obligations often include annual fixed rent escalators ranging between 2% and 3% or variable rent escalators based on a consumer price index. Generally, our leases are “net” leases, which require us to pay all of the cost of insurance, taxes, maintenance and utilities. We generally cannot cancel these leases at our option. For more information on leases, see Note 10 to the Consolidated Financial Statements included in Part IV, Item 15, of this Form 10-K.
Item 3. Legal Proceedings
On November 1, 2021, the Company received a civil investigative demand (“CID”) from the United States Department of Justice. According to the CID, the Department of Justice is investigating whether the Company may have violated the False Claims Act, 31 U.S.C. §§ 3729-3722. The CID requests certain documents and information related to the Company’s relationships with third-party marketing agents and related to the Company’s provision of free transportation to federal health care beneficiaries and requests information and documents related to such matters. We are continuing to cooperate with the Department of Justice in response to the CID. We are currently unable to predict the outcome of this investigation detailed in our financial statements. Regardless of the outcome, this inquiry has the potential to have an adverse impact on us due to any related defense and settlement costs, diversion of management resources, and other factors.
Additionally, on January 10, 2022, Reginald T. Allison, individually and on behalf of all others similarly situated, filed a putative class action lawsuit against Oak Street Health, Inc., Michael Pykosz and Timothy Cook, two of the Company's largest stockholders and members of the Company's Board of Directors in the United States District Court for the Northern District of Illinois (Case No: 1:22-cv-00149). On March 25, 2022, Central Pennsylvania Teamsters Pension Fund – Defined Benefit Plan, Central Pennsylvania Teamsters Pension Fund – Retirement Income Plan 1987, and Boston Retirement System’s (collectively, the “Northeast Pension Funds”) were appointed as the lead plaintiffs in the case. On May 25, 2022, the Northeast Pension Funds along with an additional named plaintiff, the City of Dearborn Police & Fire Revised Retirement System, filed their consolidated amended and restated complaint (the “Amended Complaint”).
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

On July 25, 2022, the defendants filed a consolidated motion to dismiss the Amended Complaint. On September 26, 2022, the plaintiffs' opposition to that motion to dismiss was filed, and the defendants reply to that opposition was filed on October 26, 2022. On February 10, 2023, the Court ruled on the motion to dismiss, granting the Company's' motions to dismiss with respect to the plaintiffs' section 12(a)(2) claim and section 11 claim based on misrepresentations from the May 2021 secondary public offering, and denying the remainder of the motion. Additionally three stockholders, Joseph Miller, the Hialeah Employees' Retirement System and the Employees Retirement System of the City of St. Louis each filed, on November 7, 2022, January 5, 2023 and February 2, 2023, respectively, derivative actions in the Delaware Court of Chancery against certain of our officers and each of the members of Oak Street’s Board of Directors (collectively, “Defendants”) principally alleging breach of fiduciary duties and unjust enrichment. Generally, the complaint in each derivative action concerns those Defendants’ duties relating to certain outreach practices Oak Street allegedly engaged in and its patient transportation program, which are also matters that are the subject of the CID. The Company intends to continue to defend these claims vigorously. Given the uncertainty of litigation, the preliminary stage of the case, and the legal standards that must be met for, among other things, class certification and success on the merits, the Company cannot reasonably estimate the possible loss or range of loss that may result from this action.
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
Holders of Record
As of February 22, 2023, there were approximately 35 stockholders of record for our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
The following graph and related information show a comparison of the cumulative total return for our common stock, the Russell 2500 Health Care Industry Index ("Russell 2500 Health Care Index") and the Standard & Poor 500 Index (“S&P 500 Index”) between August 6, 2020 (the date our common stock commenced trading on the NYSE) through

December 31, 2022. All values assume an initial investment of $100 and reinvestment of any dividends. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our common stock.

	8/6/2020	8/31/2020	9/30/2020	10/31/2020	11/30/2020	12/31/2020	1/31/2021	2/28/2021	3/31/2021
Oak Street Health, Inc.	$100.00	$111.58	$133.85	$118.98	$117.93	$152.90	$129.68	$132.58	$135.68
S&P 500 Index	$100.00	$104.51	$100.41	$97.64	$108.14	$112.15	$110.90	$113.79	$118.62
Russell 2500 Health Care Index	$100.00	$99.69	$100.60	$103.02	$115.26	$124.46	$129.53	$130.46	$124.02

	4/30/2021	5/31/2021	6/30/2021	7/31/2021	8/31/2021	9/30/2021	10/31/2021	11/30/2021	12/31/2021
Oak Street Health, Inc.	$154.08	$150.98	$146.43	$159.10	$116.83	$106.33	$118.08	$77.38	$82.85
S&P 500 Index	$124.84	$125.53	$128.32	$131.23	$135.04	$128.62	$137.51	$136.36	$142.31
Russell 2500 Health Care Index	$128.56	$122.53	$129.89	$125.66	$129.63	$123.91	$124.33	$113.68	$116.03

	1/31/2022	2/28/2022	3/31/2022	4/30/2022	5/31/2022	6/30/2022	7/31/2022	8/31/2022	9/30/2022
Oak Street Health, Inc.	$43.45	$43.78	$67.20	$45.23	$47.20	$41.10	$72.38	$65.50	$61.30
S&P 500 Index	$134.83	$130.60	$135.27	$123.37	$123.38	$113.02	$123.32	$118.09	$107.06
Russell 2500 Health Care Index	$97.55	$97.35	$98.62	$84.34	$82.28	$81.38	$88.93	$87.29	$82.02

	10/31/2022	11/30/2022	12/31/2022
Oak Street Health, Inc.	$50.58	$54.05	$53.78
S&P 500 Index	$115.61	$121.82	$114.64
Russell 2500 Health Care Index	$84.56	$85.72	$82.79
Securities Authorized for Issuance Under Equity Compensation Plans
The information called for by this item regarding equity compensation plans is incorporated by reference to the information set forth in Part III, Item 12 of this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities
There were no unregistered sales of equity securities during the year ended December 31, 2022, except as previously reported.
Issuer Purchases of Equity Securities
None.
Use of Proceeds from Registered Securities
None.
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
In addition to historical data, the discussion contains forward-looking statements about the business, operations and financial performance of the Company based on our current expectations that involves risks, uncertainties and assumptions. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed above in “Forward-Looking Statements,” and Part I, Item 1A, “Risk Factors.” The forward-looking statements contained herein do not assume the consummation of the proposed transaction with a subsidiary of CVS Health.
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
Oak Street Health was designed to provide and manage Medicare-eligible patients’ total healthcare through capitated, value-based payments. We created a new care platform because the then existing primary care infrastructure was not built with the capacity to drive significant improvements in cost and quality the current health system needs. We decided to focus on the Medicare market due to its size, growth tailwinds and largely clinically cohesive population. We designed our platform to take risk in managing patients’ health below and agreed-upon baseline cost because we believe there is a meaningful opportunity to produce system-wide cost savings by changing where and how patients’ healthcare is delivered. Our platform’s design has included investments in technology and patient centered, community-based care delivery to create a difference and we believe, better approach to addressing the needs of high-risk Medicare-eligible patients. As of December 31, 2022, the Company operated 169 centers across 21 states, which provided care for approximately 224,000 patients. We, together with our affiliated physician practice organizations, employed approximately 6,000 team members, including approximately 600 primary care providers as of December 31, 2022. Our operations are organized and reported under one segment.
Proposed Transaction with CVS Health

On February 7, 2023, the Company entered into the Merger Agreement with a subsidiary of CVS Health, pursuant to which (and subject to the terms and conditions in the Merger Agreement) such subsidiary of CVS Health will acquire all of the outstanding shares of the Company’s common stock in a transaction structured as a merger of an indirect wholly-owned subsidiary of CVS Health with and into the Company, with the Company continuing as the surviving corporation.

Subject to the terms and conditions of the Merger Agreement, such subsidiary of CVS Health will acquire all of the outstanding shares of common stock of the Company as of immediately prior to the effective time of the Merger (subject to certain exceptions) for $39.00 per share, without interest thereon, in an all-cash transaction, representing an enterprise value of approximately $10.6 billion. As a result of the Merger, the Company will become an indirect wholly-owned subsidiary of CVS Health. The consummation of the Merger is subject to certain customary closing conditions, including, among others, the adoption of the Merger Agreement by the Company's stockholders and the expiration or termination of the applicable waiting period under the HSR Act.

The Merger Agreement contains certain customary termination rights for the Company and such subsidiary of CVS Health. Subject to certain limitations set forth in the Merger Agreement, either party may terminate the Merger Agreement if the Merger has not been consummated on or before February 7, 2024 (which date is subject to automatic extension for two additional periods, in each case under certain circumstances, up to December 23, 2024, (as so extended, the "Termination Date")). If the Merger Agreement is terminated under certain specified circumstances and receipt of regulatory approval has not been obtained by such time, a subsidiary of CVS Health will be required to pay the Company a termination fee of $500 million. If the Merger Agreement is terminated under other certain specified circumstances, including due to the Company accepting a superior proposal, the Company will be required to pay such subsidiary of CVS Health a termination fee of $300 million.

In addition to the foregoing termination rights, and subject to certain limitations set forth in the Merger Agreement, either party may terminate the Merger Agreement if the Merger is not consummated by the applicable Termination Date, if at each such Termination Date, all of the closing conditions have not been satisfied or waived as of such date.

The exact timing of completion of the Merger, if at all, cannot be predicted.

We are subject to customary restrictions on our ability to solicit alternative acquisition proposals from third parties and to provide non-public information to, and participate in discussions and engage in negotiations with, third parties regarding alternative acquisition proposals, subject to customary exceptions, including the adoption of the Merger Agreement by stockholders representing a majority of the outstanding shares of common stock of the Company and the receipt of applicable regulatory approvals.

For further discussion about the Merger, see the section titled “Proposed Merger with CVS” in Note 1 - "Summary of Significant Accounting Policies" and "Subsequent Events" in Note 19 in the notes to the consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K, our Form 8-K filed with the SEC on February 8, 2023, and our definitive proxy statement and any other documents or materials related to the Merger we may file with the SEC when they become available. See section titled, "Risk Factors- Risks Related to our Proposed Transaction with CVS Health" included under Part I, Item 1A of this Annual Report on Form 10-K for more information regarding risks associated with the Merger.
COVID-19 Update on our Business
On March 11, 2020, the World Health Organization designated COVID-19 as a global pandemic. The rapid spread of COVID-19 around the world and throughout the United States altered the behavior of businesses and people. Various policies were implemented by federal, state and local governments in response to the COVID-19 pandemic that caused many people to remain at home and forced the closure of or limitations on certain businesses, as well as suspended elective procedures by health care facilities. The ongoing COVID-19 global pandemic disproportionately impacts older adults, especially those with chronic illnesses, which describes many of our patients.
In response to the COVID-19 pandemic, we completed the following actions to ensure the safety of our employees and their families and to address the physical, mental and social health of our patients:
•Created a COVID-19 Response Team as of March 2020 that is supported by team members from across our organization to ensure a coordinated response to the pandemic;

•Re-opened all of our corporate offices as of summer 2021, which were temporarily closed since March 2020, with the expectation that our corporate work force will continue to work remotely at least part-time;
•Transitioned much of our center-based care to be delivered by our providers virtually through newly developed telehealth capabilities, including video and telephone from March through June 2020 but have transitioned our business back to a more normal operating cadence as of July 2020, including seeing a larger proportion of our patients via in-center visits (with a corresponding reduction in telehealth visits) while maintaining stringent safety protocols to minimize the potential transmission of COVID-19. We continue to leverage our telehealth capabilities as a means of interacting with our patients to the extent an in-person visit is not required or preferred;
•Made operational changes to the staffing and operations of our centers, which remain open as “essential” businesses, to minimize potential exposure to and transmission of COVID-19;
•Temporarily delayed planned openings of new centers from March through August 2020 but have restarted our growth efforts through patient outreach and as of August 2020, we resumed opening new centers consistent with our pre-COVID operations;
•Temporarily halted community outreach and other marketing initiatives which drive new patients to our platform from March through June 2020 but have recommenced community outreach as of the third quarter of 2020 albeit with less frequency compared to periods before March 2020;
•Acquired and deployed significantly greater amounts of personal protective equipment (“PPE”) to ensure the safety of our employees and patients;
•Created a program called “COVID Care” to actively monitor our patients for suspected COVID-19 infections with the goal of managing those symptoms to keep our patients safely out of the hospital unless and until necessary due to the potential infection risks in the hospital environment;
•Temporarily redeployed our contracted and employed drivers, who typically transport patients to our centers, to deliver food from food pantries to our patients to address food supply issues or challenges;
•Provided free rapid COVID-19 tests to all members of the Chicago community;
•Launched an effort in January 2021 to vaccinate frontline healthcare workers (both employees of Oak Street Health and non-employees), our patients, and other eligible members of our communities; and
•Administered more than 200,000 total COVID-19 vaccine doses as of December 31, 2022.
The COVID-19 pandemic has impacted both our per-patient capitated revenue and medical claims expense. Throughout the pandemic, our risk scores for existing Oak Street Health patients have been consistent with our historical experience. New patients in 2021 had lower risk scores that what we would expect based on historical experience, due to a lack of availability of care in 2020 as the healthcare system was inaccessible to non-Oak Street Health patients for several months in 2020, due to local COVID-19 restrictions. As we are able to more completely and accurately document both current and new patients’ health conditions, we expect that risk scores will increase to reflect the true severity of these patients’ conditions. It is unknown to us at present how significantly, if at all, this new patient risk score dynamic might impact our business in 2023.
As we are financially responsible for essentially all of the healthcare costs associated with our at-risk patients whether we provide that care or a third party provides that care, we suspect that the healthcare costs of patients infected with COVID-19 will be greater than had COVID-19 not occurred as costs directly related to COVID-19 persist. It is impossible, however, to know what other healthcare issues these patients may have encountered in their pre-COVID-19 lives and whether the COVID-19 costs are or will be greater or lesser than the costs these patients would otherwise incur. Because of the COVID-19 related volatility in medical cost data in 2020 and 2021, and the first half of 2022, we do not believe that these periods can serve as a reliable basis for estimating our future performance and do not know what the impact from COVID-19 will be on medical costs in the future. Given these factors, per-patient medical costs may be greater in 2023 than the levels we experienced in our recent historical results. We do believe, however, that the impact of on per-patient revenue and medical claims related to COVID-19 that we expect to experience will not have a materially detrimental effect on our long-term financial performance.

We continue to closely monitor the COVID-19 pandemic and its lingering impact on the economy, our patients and prospective patients and our business. The ongoing efforts of the pandemic remain unresolved and could continue for an extended period of time. Even as the COVID-19 pandemic subsides, disruptions caused by the pandemic, including labor shortages, supply chain disruptions and inflationary pressure, may continue and could, in turn, have a negative impact on the Company. Further, recurring COVID-19 outbreaks could have the potential to impact the Company and its future results of operations, cash flows and financial position.
The COVID-19 pandemic had a material impact on our results from operations, cash flows and financial position for the years ended December 31, 2021 and 2022. Based upon claims paid to date, our direct costs related to COVID-19 claims were approximately $96.1 million for the period from March 1, 2020 through December 31, 2022. We expect to incur additional COVID-19 related costs given the volume of positive cases in our markets. Due to the uncertainty of COVID-19 infection and hospitalization rates, we cannot estimate any incremental COVID-19 related costs we may incur.
The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, future results of operations and financial condition will depend on future factors that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19 and the economic impact on our markets. Such factors include, but are not limited to, the scope and duration of stay-at-home practices and business closures and restrictions, government-imposed or recommended suspensions of elective procedures, and expenses required for supplies and personal protective equipment. Because of these and other uncertainties, we cannot estimate the length or severity of the impact of the pandemic on our business. Furthermore, because of our business model, the full impact of the COVID-19 pandemic may not be fully reflected in our results of operations and overall financial condition until future periods. We will continue to closely evaluate and monitor the nature and extent of these potential impacts to our business, results of operations and liquidity.

The US Department of Health and Human Services has announced that the coronavirus public health emergency will conclude on May 11, 2023. As part of the continuous coverage requirement, as part of the public health emergency, Medicaid recipients were neither disenrolled, nor required to complete the annual redetermination process that is typically necessary to verify ongoing eligibility. The Medicaid redetermination process will restart on April 1, 2023. Experts have expressed concerns that renewing redeterminations may lead to major coverage losses, including with respect to dual eligible patients who make up a substantial portion of our patients. Given reimbursement rates are greater for dual eligible patients, our revenue and profit could be materially impacted should a significant portion of our dual eligible patients fail to complete the required steps to verify their Medicaid eligibility.
For additional information on the various risks posed by the COVID-19 pandemic, please read the Risk Factors included in this Annual Report on Form 10-K.
Key Factors Affecting Our Performance
•Adding New Patients in Existing Centers: Our ability to add new patients is a key indicator of the market’s recognition of the attractiveness of the Oak Street Platform, both to our patients and MA plan partners, and a key growth driver for the business. As we add patients to our existing centers, we expect these patients to contribute significant incremental economics to Oak Street Health as we leverage our fixed cost base at each center. We grow our patient base through our own internal sales and marketing efforts, which drive most of our new patient growth, as well as assignments from our MA plan partners. We grew our patient base from approximately 153,500 patients as of December 31, 2021 to approximately 224,000 patients as of December 31, 2022.
•Expand our Center Base within Existing and New Markets: We believe our core market consists of approximately 27 million patients, and we served approximately 224,000 patients as of December 31, 2022. As a result, we believe there is significant opportunity to expand in our existing markets through the acquisition of new patients to existing centers and addition of new centers. For the long term, these strategically developed new sites allow us to access additional neighborhoods while leveraging our established brand and infrastructure in a market. Our existing markets today represent a small fraction of the overall market opportunity. Based upon our experience to date, we believe our care model can scale nationally, and we therefore expect to selectively and strategically expand into new geographies. Additionally, we began participating in the Global and Direct Contracting Model as of April 1, 2021, which we are hopeful will allow us to manage existing fee-for-service (“FFS”) patients on an at-risk basis. The Direct Contracting Model and the ACO REACH Model, as its successor, create new opportunities for CMS to test an array of financial risk-sharing arrangements in the traditional Medicare fee-for-service population, and it will enable us to assume financial risk for the cost of care for patients covered by traditional Medicare. Through this model, CMS aims to transform risk-sharing arrangements in Medicare FFS, empower and engage beneficiaries (or patients or members) in their own care delivery, broaden participation in CMS Innovation Center models, reduce provider burden and shift providers from FFS to value-based payments in primary care. The stated goals of the ACO REACH Model are to advance health equity to bring benefits of accountable care to underserved communities, promote provider leadership and governance and protect beneficiaries and the model with more participant vetting, monitoring and greater transparency. There can be no assurances, however, that these or any other payment models that align with our strategy and investments will be continued or not changed in ways that could be disadvantageous to our business.
•Contract with Payors: Our economic model relies on our capitated partnerships with payors and CMS which manage and market MA plans across the United States. In our short history, we have been able to establish strategic value-based relationships with over 30 different payors as of December 31, 2022, including each of the top 5 national payors by number of MA patients. These existing contracts and relationships and our partners’ understanding of the value of our model reduces the risk of entering into new markets as we typically have payor contracts before entering a new market. Maintaining, supporting, and growing these relationships, particularly as we enter new geographies, is critical to our long-term success.
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
•Center-Level Contribution Margin: We endeavor to expand our number of centers and number of patients at each center over time. Due to the significant fixed costs associated with operating and managing our centers and the increases we experience in patient contribution on a per-patient basis the longer a patient is part of the Oak Street Platform, we generate significantly better center-level contribution margins (defined as (i) total revenues generated within our centers, excluding Medicare Part D revenue minus (ii) the sum of (a) medical claims expense, excluding Medicare Part D related expenses, and (b) cost of care, excluding depreciation and amortization) as the patient base within our centers increases and matures and our costs decrease as a percent of revenue. As a result, the value of a center to our business increases over time. As we add patients and document their health conditions, we are able to more accurately assess risk scores. We expect close monitoring will result in higher risk scores, which will yield higher revenue from increased capitated payments.
•Seasonality to our Business: Our operational and financial results, including at-risk patient growth, per-patient revenue and medical costs, will experience some variability depending upon the time of year in which they are measured. We typically experience a significant portion of our at-risk patient growth during the first quarter, when plan enrollment selections made during the prior Annual Enrollment Period (“AEP”) from October 15th through December 7th of the prior year take effect. Our per-patient revenue will generally decline over the course of the year. As the year progresses, our per-patient revenue declines as new patients join us typically with less complete or accurate documentation (and therefore lower risk-adjustment scores), and our patient attrition skews towards our higher-risk (and therefore greater revenue) patients. Finally, medical costs will vary seasonally depending on a number of factors, including the weather which can be a driver of certain illnesses, such as the influenza virus. We would therefore expect to see higher levels of per-patient medical costs in the fourth quarter. Medical costs also depend upon the number of business days in a period as periods with fewer business days will have lower medical costs all else equal.
•Investments in Growth: We expect to continue to focus on long-term growth through investments in our centers, care model and sales and marketing. In addition, we expect our corporate, general and administrative expenses to increase in absolute dollars for the foreseeable future to support our growth and because of additional costs of being a public company.

Executive Summary
The following table presents key financial statistics for the Company for the years ended December 31, 2022, 2021 and 2020:

	For the Years Ended
(dollars in millions)	December 31, 2022	December 31, 2021	December 31, 2020
Centers	169	129	79
Total patients	224,000	153,500	97,000
At-risk	159,000	114,500	64,500
Fee-for-service	65,000	39,000	32,500
Total revenues	$2,160.9	$1,432.6	$882.8
Loss from operations[1]	$(466.2)	$(414.0)	$(183.5)
Net loss[1]	$(509.7)	$(414.6)	$(192.1)
Patient contribution (Non-GAAP)[2]	$480.9	$288.0	$233.5
Platform contribution (Non-GAAP)[2]	$81.9	$31.5	$77.5
Adjusted EBITDA (Non-GAAP)[2]	$(286.3)	$(228.9)	$(92.6)
1Includes stock and unit-based compensation as shown in the table in the Results of Operations section below
2See “—Non-GAAP Reconciliations” below for reconciliations to the most directly comparable financial measures calculated in accordance with GAAP and related disclosures
Centers
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
Platform and patient contributions are reconciled to gross profit as the most directly comparable GAAP measure as set forth in the below tables under “Non-GAAP Reconciliations.” Gross profit is defined as total revenues less medical claims expense. Adjusted EBITDA is reconciled to net loss as the most directly comparable GAAP measure as set forth in the below table under “Non-GAAP Reconciliations.”
Our definitions of platform contribution, patient contribution and adjusted EBITDA may differ from the definition used by other companies and therefore comparability may be limited. In addition, other companies may not publish this or similar metrics. Thus, our non-GAAP financial measures should be considered in addition to, not as a substitute for, or in isolation from, measures prepared in accordance with GAAP, such as gross profit and net loss.
We provide investors and other users of our financial information with reconciliations of platform contribution, patient contribution and adjusted EBITDA to gross profit and net loss, respectively. We encourage investors and others to review our financial information in its entirety, not to rely on any single financial measure and to view platform contribution, patient contribution and adjusted EBITDA in conjunction with gross profit and net loss, respectively.
Patient Contribution
We define patient contribution as capitated revenue less medical claims expense. Patient contribution is intended to isolate the profitability of the Company's capitated arrangements with our health plan payors and/or CMS for which the Company provides and/or manages healthcare services for its at-risk patients. We expect that patient contribution will grow year-over-year in absolute dollars as our at-risk patient base continues to grow. We would also expect that our patient contribution per-patient-per-month economics on our at-risk patients will continue to improve the longer our patients are part of the Oak Street Platform as we better understand their health conditions, assess their risk scores, and the patients better engage with our care model. We would expect, however, that our aggregate patient contribution per-patient-per-month economics on our at-risk patients may decrease at an aggregate level to the extent our patient growth skews our mix of patients towards patients newer to the Oak Street Platform. We would also expect to experience seasonality in patient contribution per-patient-per-month with the first quarter generally generating the greatest patient contribution per-patient-per-month, decreasing for the rest of the year. This seasonality is primarily driven by our adding new patients to the Oak Street Platform throughout the year, who generally have lower per-patient capitated revenue compared to our existing patient base.
Platform Contribution
We define platform contribution as total revenues less the sum of medical claims expense and cost of care, excluding depreciation and amortization and equity-based compensation. We believe this metric best reflects the economics of our care model as it includes all medical claims expense associated with our patients’ care as well as the costs we incur to care for our patients via the Oak Street Platform. As a center matures, we expect the platform contribution from that center to increase both in terms of absolute dollars as well as a percent of capitated revenue. This increase will be driven by improving patient contribution economics over time as well as our ability to generate operating leverage on the costs of our centers. Our aggregate platform contribution may not increase despite improving economics at our existing centers should we open new centers at a pace that skews our mix of centers towards newer centers. We would also expect to experience seasonality in platform contribution due to seasonality in our patient contribution.
Adjusted EBITDA
We define adjusted EBITDA as net loss excluding interest expense; net, other income/ expense; income taxes; fair value adjustments related to assets and liabilities recorded in purchase accounting, such as earn-out liabilities and equity-method investments' activity, including any impairment of such investments; depreciation and amortization; transaction/ offering related costs; one-time in nature litigation costs and stock and equity-based compensation. We include adjusted EBITDA in this Annual Report because it is an important measure upon which our management assesses and believes investors should assess our operating performance. We also consider adjusted EBITDA to be an important measure because it helps illustrate underlying trends in our business and our historical operating performance on a more consistent basis.

Results of Operations
The following table sets forth our consolidated statements of operations data for the periods indicated:

	For the Years Ended
(dollars in millions)	December 31, 2022	December 31, 2021	December 31, 2020
Revenues:
Capitated revenue	$2,125.9	$1,397.0	$851.3
Other revenue	35.0	35.6	31.5
Total revenues	2,160.9	1,432.6	882.8
Operating expenses:
Medical claims expense	1,645.0	1,109.0	617.8
Cost of care, excluding depreciation and amortization (1)	437.8	293.7	187.5
Sales and marketing (2)	164.3	119.4	64.2
Corporate, general and administrative (3)	344.8	306.7	185.6
Depreciation and amortization	35.2	17.8	11.2
Total operating expenses	2,627.1	1,846.6	1,066.3
Loss from operations	$(466.2)	$(414.0)	$(183.5)
Other (expense)/income:
Interest expense, net	(2.5)	(2.5)	(8.7)
Other	(40.8)	—	0.1
Total other expense	(43.3)	(2.5)	(8.6)
Loss before income taxes and non-controlling interests	$(509.5)	$(416.5)	$(192.1)
Provision for income taxes	0.2	(1.9)	—

Net loss	$(509.7)	$(414.6)	$(192.1)
Net loss attributable to non-controlling interests	(0.5)	(5.2)	(4.1)
Net loss attributable to the Company	$(509.2)	$(409.4)	$(188.0)

(1) Includes stock/unit-based compensation, as follows:	$3.8	$1.6	$—
(2) Includes stock/unit-based compensation, as follows:	4.1	3.4	1.3
(3) Includes stock/unit-based compensation, as follows:	$131.0	$156.4	$77.3

The following table sets forth our results of operations for the periods presented as a percentage of our total revenues for those periods.

	For the Years Ended
	December 31, 2021	December 31, 2021	December 31, 2020
Revenues:
Capitated revenue	98%	98%	96%
Other revenue	2%	2%	4%
Total revenues	100%	100%	100%
Operating expenses:
Medical claims expense	77%	77%	70%
Cost of care, excluding depreciation and amortization	21%	21%	21%
Sales and marketing	8%	8%	7%
Corporate, general and administrative	16%	21%	21%
Depreciation and amortization	2%	1%	1%
Total operating expenses	124%	129%	121%
Loss from operations	(24)%	(29)%	(21)%
Other income/(expense):
Interest expense, net	0%	0%	(1)%
Other	(2)%	0%	0%
Total other expense	(2)%	0%	(1)%
Income before income taxes and non-controlling interests	(26)%	(29)%	(22)%
Provision for income taxes	0%	0%	0%

Net loss	(26)%	(29)%	(22)%
Net income/(loss) attributable to non-controlling interests	0%	0%	0%
Net loss attributable to the Company	(26)%	(29)%	(22)%
Comparison of the Years Ended December 31, 2022 and 2021
Total revenues

	For the Years Ended		Change
(dollars in millions)	December 31, 2022	December 31, 2021	$	%
Revenues:
Capitated revenue	$2,125.9	$1,397.0	$728.9	52%
Other revenue	35.0	35.6	(0.6)	(2)%
Total revenues	$2,160.9	$1,432.6	$728.3	51%
Capitated revenue was $2,125.9 million for the year ended December 31, 2022, an increase of $728.9 million, or 52%, compared to $1,397.0 million for the year ended December 31, 2021. This increase was driven primarily by a 39% increase in total patients under capitated arrangements (including Direct Contracting, which started as of April 2021) and an increase in capitated revenue rates of 10%. Immaterial prior period capitated revenue was included in the year ended December 31, 2022 compared to $20.8 million of capitated revenue that was primarily earned in 2020 but recorded in the year ended December 31, 2021. This prior period amount in 2021 was primarily due to patient retroactivity and rate increases due to final risk score adjustments.

Operating Expenses

	For the Years Ended		Change
(dollars in millions)	December 31, 2022	December 31, 2021	$	%
Medical claims expense	$1,645.0	$1,109.0	$536.0	48%
Cost of care, excluding depreciation and amortization	437.8	293.7	144.1	49%
Sales and marketing	164.3	119.4	44.9	38%
Corporate, general and administrative	344.8	306.7	38.1	12%
Depreciation and amortization	35.2	17.8	17.4	98%
Total operating expenses	$2,627.1	$1,846.6	$780.5	42%
Medical claims expense was $1,645.0 million or 77% of total revenues for the year ended December 31, 2022, an increase of $536.0 million, or 48%, compared to $1,109.0 million or 77% of total revenues for the year ended December 31, 2021. The increase was primarily driven by a 39% increase in total patients under capitated arrangements (including an increase in Direct Contracting which started as of April 2021) as well as an increase in medical costs per patient of 7%.
Cost of care, excluding depreciation and amortization was $437.8 million or 21% of total revenues for the year ended December 31, 2022, an increase of $144.1 million, or 49%, compared to $293.7 million or 21% of total revenues for the year ended December 31, 2021. The increase was primarily driven by increases in salaries and benefits of $94.1 million, clinical and transportation costs of $20.5 million, and occupancy costs of $23.6 million, due to the growth in both the number of centers we operate and the number of team members supporting our larger patient base.
Sales and marketing expense was $164.3 million or 8% of total revenues for the year ended December 31, 2022, an increase of $44.9 million, or 38%, compared to $119.4 million or 8% of total revenues for the year ended December 31, 2021. The increase was driven by growth in our center based outreach teams for new centers, resulting in net headcount growth of $37.9 million.
Corporate, general and administrative expense was $344.8 million or 16% of total revenues for the year ended December 31, 2022, an increase of $38.1 million, or 12%, compared to $306.7 million or 21% of total revenues for the year ended December 31, 2021. The increase was primarily driven by greater salaries and benefits of $25.0 million due to a higher headcount year over year. We note that the increase to salaries and wages was reduced by a year over year decrease to stock compensation expense of $25.4 million. This reduction is due to the large amount of pre-IPO equity awards that fully vested during the second quarter of 2022. This significantly reduced the stock compensation expense for the second half of the year relative to 2021.
Depreciation and amortization expense was 35.2 million or 2% of total revenues for the year ended December 31, 2022, an increase of $17.4 million, or 98%, compared to 17.8 million or 1% of total revenues for the year ended December 31, 2021. The increase was primarily due to higher capital expenditures purchased to support the continued growth of our business as more centers are opened.
Other Income (Expense)

	For the Years Ended		Change
(dollars in millions)	December 31, 2022	December 31, 2021	$	%
Interest expense, net	$(2.5)	$(2.5)	$—	—%
Other	(40.8)	—	(40.8)	—%
Total other expense	$(43.3)	$(2.5)	$(40.8)	$—
Other expense was $(40.8) million for the year ended December 31, 2022, an increase of $40.8 million compared to zero for the year ended December 31, 2021. The expense primarily related to a $38.3 million fair value adjustment to the contingent consideration related to the acquisition of Rubicon in October 2021. This adjustment was to record the maximum earn-out achieved by RMD during the second quarter of 2022.

Comparison of the Years Ended December 31, 2021 and 2020
For discussion related to changes in financial condition and the results of operations for fiscal year 2021 compared to fiscal year 2020, refer to Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which was filed with the SEC on February 28, 2022.
Non-GAAP Reconciliations
The following table provides a reconciliation of gross profit, the most closely comparable GAAP financial measure, to patient contribution.

	For the Years Ended
(dollars in millions)	December 31, 2022	December 31, 2021	December 31, 2020
Gross profit	$515.9	$323.6	$265.0
Other revenue	(35.0)	(35.6)	(31.5)
Patient contribution	$480.9	$288.0	$233.5
The following table provides a reconciliation of gross profit, the most closely comparable GAAP financial measure, to platform contribution:

	For the Years Ended
(dollars in millions)	December 31, 2022	December 31, 2021	December 31, 2020
Gross profit	$515.9	$323.6	$265.0
Cost of care, excluding depreciation and amortization	(437.8)	(293.7)	(187.5)
Stock/unit-based compensation	3.8	1.6	—
Platform contribution	$81.9	$31.5	$77.5
The following table provides a reconciliation of net loss, the most closely comparable GAAP financial measure, to Adjusted EBITDA:

	For the Years Ended
(dollars in millions)	December 31, 2022	December 31, 2021	December 31, 2020
Net loss	$(509.7)	$(414.6)	$(192.1)
Interest expense, net	2.5	2.5	8.7
Fair value adjustments	40.3	—	—
Depreciation and amortization	35.2	17.8	11.2
Stock/unit-based compensation	138.9	161.4	78.6
Litigation costs[1]	3.5	0.3	—
Transaction/offering related costs	2.3	5.6	1.1
Other expense/(income)	0.5	—	(0.1)
Provision for income taxes	0.2	(1.9)	—
Adjusted EBITDA	(286.3)	(228.9)	(92.6)
1 Litigation costs included in the calculation of Adjusted EBITDA include only those costs which are considered one-time in nature and outside of the ordinary course of business based on the following considerations which we assess regularly: (i) the frequency of similar cases that have been brought to date, or are expected to be brought within two years; (ii) the complexity of the case; (iii) the nature of the remedy(ies) sought, including the size of any monetary damages sought; (iv) the counterparty involved; and (v) our overall litigation strategy, such as litigation costs related to the DOJ matter and class-action lawsuit (refer to Note 9 in the Form 10-K herein).

Transaction/ offering related costs deducted in our Adjusted EBITDA calculation include one-time costs incurred related to private, public offerings and due diligence costs associated with our acquisitions. These expenses are included within corporate, general and administrative expenses in the consolidated statements of operations.
Liquidity and Capital Resources
Overview
The Company’s long-term capital policy is to: maintain a strong balance sheet and financial flexibility; reinvest in its care model; and invest in strategic opportunities that reinforce its care model and meet return requirements. We use various techniques to maintain working capital. We have historically financed our operations through private placements of our equity securities, payments received from various payors, issuance of convertible notes and term loans and our IPO. We believe that our access to capital markets will provide adequate resources to fund our short-term and long-term operating and financing needs. As of December 31, 2022, we had cash, restricted cash and cash equivalents of $158.5 million. Our cash and cash equivalents primarily consist of highly liquid investments in money market funds and cash. Since our inception and through December 31, 2022, we have generated significant operating losses from our operations as reflected in our accumulated deficit and negative cash flows from operations.
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
We believe that the proceeds from the Term Loan Facility in September 2022 and convertible debt offering in 2021 are sufficient to satisfy our anticipated cash requirements, which consist of capital expenditures, working capital, and potential acquisition and strategic transactions, for the next twelve months, even with the uncertainty arising from the macroeconomic trends of rising inflation and interest rates, along with the COVID-19 pandemic. Under that certain Loan and Security Agreement, dated as of September 30, 2022 (the "Loan Agreement,"), by and among the Company and certain of its subsidiaries and Hercules Capital, Inc., a Maryland corporation, Silicon Valley Bank, a California corporation and the several banks and other financial institutions from time to time party thereto and Hercules Capital, Inc., in its capacity as administrative agent and collateral agent for itself and the lenders party thereto, as of December 31, 2022, we have drawn down $72.8 million, net of debt issuance costs, and have the ability to draw down up to $300 million over the life of the loan pursuant to separate tranches that are available at specified time periods. See Note 8, "Long-Term Debt." Our assessment of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties. Our actual results and our future capital requirements could vary because of many factors, including our growth rate, the timing and extent of spending to open new centers and expand into new markets and the expansion of sales and marketing activities.
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
Term Loan
On September 30, 2022, the Company and certain of its subsidiaries entered into the Loan Agreement with Hercules Capital, Inc., as administrative and collateral agent and a lender, Silicon Valley Bank and other lenders from time to time party thereto. The Loan Agreement provides the Company with a Term Loan Facility of up to $300.0 million to be funded in five committed tranches available to be drawn at the Company’s option during the specified time period. Under Tranche A (available from September 30, 2022 ("Closing") until March 31, 2023), the Company was required to draw down $75.0 million upon Closing and may draw up to an additional $25.0 million. Under Tranche B (available from Closing until December 15, 2023), the Company may borrow up to $50.0 million in $25.0 million increments. Under Tranche C (available from January 1, 2024 until June 30, 2024), the Company may borrow up to $50.0 million in $25.0 million increments. Under Tranche D (available from the earlier of (a) the date on which Tranche C is fully drawn, (b) July 1, 2024 and (c) subject to approval by the lenders' investment committee(s) in their sole and unfettered discretion, any date prior thereto until December 15, 2024), the Company may borrow up to $75.0 million in $25.0 million increments. Under Tranche E (available from Closing until June 1, 2025), the Company may borrow up to $25.0 million subject to the approval of the individual lenders' investment committee(s) in their sole and unfettered discretion. If the Company does not elect to draw the entire principal amount available under the Tranche B, C or D during the applicable drawdown period, then any such undrawn portion will be added to the aggregate principal amount available under Tranche E. The obligations under the Term Loan Facility are secured by a first priority perfected security interest in substantially all of the assets of the Company, subject to certain limitations and exceptions. The Term Loan Facility is scheduled to mature on October 1, 2027, subject to a springing maturity date of September 1, 2025 if, prior to June 1, 2025, the Company’s Convertible Senior Notes have not been (i) converted into equity interests of the Company, (ii) amended such that the scheduled maturity date of the Convertible Senior Notes is at least 180 days after the initial maturity date of the tranches of the Term Loans then in effect, or (iii) fully redeemed and extinguished.
As required under the Loan Agreement, at the Closing, the Company borrowed $75.0 million under Tranche A of the Term Loan Facility. The Company intends to use the proceeds from the initial borrowing of the Term Loan for related fees and expenses in connection with the Loan Agreement and for working capital and general corporate purposes. The Loan Agreement contains customary affirmative and negative covenants. In addition, beginning on the earlier of (i) the reporting deadline of the Company’s fourth quarter 2023 financial statements under the Loan Agreement and (ii) the date at which more than $100.0 million in aggregate principal (excluding any paid-in-kind interest) is outstanding under the Term Loan Facility, the Company is required to maintain a specified trailing twelve-month platform contribution, with the applicable platform contribution increasing over time and as the Company’s borrowings under the Term Loan Facility increase. At December 31, 2022, the financial covenant is not yet in effect. Refer to Note 8, "Long-Term Debt," of the notes to consolidated financial statements included in this Annual Report on Form 10-K.
Convertible Senior Notes, Capped Call Transactions and Marketable Debt Securities
In March 2021, we issued $920.0 million aggregate principal amount of Convertible Senior Notes. Concurrently with the pricing of the Convertible Senior Notes, we entered into capped call transaction to mitigate the impact of potential economic dilution to our common stock upon conversion of the Convertible Senior Notes. The Convertible Senior Notes are governed by an Indenture, are general senior, unsecured obligations of the Company and will mature on March 15, 2026, unless earlier redeemed, repurchased or converted. Refer to Note 8, "Long-Term Debt," of the notes to consolidated financial statements included in this Annual Report on Form 10-K.
Total proceeds realized from the sale of the Convertible Senior Notes, net of debt issuance and offering costs of $22.1 million, were $879.9 million. We used approximately $123.6 million of the net proceeds to pay the cost of the capped call transactions, We intend to use the remainder of the net proceeds for general corporate purposes, which may include working capital, capital expenditures, and potential acquisitions and strategic transactions.
The Indenture contains customary covenants related to timely filings and reporting, and customary events of default. As of December 31, 2022, we were in compliance with all covenants under the Indenture.
Proposed Transaction with CVS Health

On February 7, 2023, the Company entered into a Merger Agreement with a subsidiary of CVS Health. Under the terms of the Merger Agreement, we have agreed to certain customary restrictions regarding the operation of the business of the Company prior to the effective date of the Merger. Subject to certain specified exceptions, we may not agree, resolve or commit to take certain actions without the consent of such subsidiary of CVS Health, including, among other things:

•acquiring businesses and disposing of significant assets above specified thresholds;

•incurring capital expenditures above specified thresholds;

•entering into, amending or terminating material contracts (other than in the ordinary course of business consistent with past practice);

•issuing equity or debt securities, or

•incurring indebtedness above specified thresholds.

We do not believe these restrictions will prevent us from meeting our ongoing costs of operations, working capital needs or capital expenditure requirements.
Cash Flows
The following table presents a summary of our consolidated cash flows from operating, investing and financing activities for the periods indicated:

	For the Years Ended
(dollars in millions)	December 31, 2022	December 31, 2021	$ Change	% Change
Net cash used in operating activities	$(309.4)	$(197.2)	$(112.2)	57%
Net cash provided by (used in) investing activities	281.1	(887.4)	1,168.5	(132)%
Net cash provided by financing activities	66.4	785.3	(718.9)	(92)%
Net change in cash	$38.1	$(299.3)	$337.4	(113)%
Operating Activities
For the year ended December 31, 2022, net cash used in operating activities was $(309.4) million, an increase of $(112.2) million compared to net cash used in operating activities of $(197.2) million for the year ended December 31, 2021. The principal contributors to the year-over-year change in the operating cash flows were as follows:
•A net change of $(37.9) million in net loss and non-cash charges and credits, primarily due to an increase in net loss for the business and decreased stock and equity-based compensation expense, as noted above under “Results of Operations” offset by higher fair value adjustments to contingent consideration, depreciation and amortization and non-cash operating lease charges; and
•A net increase of $74.3 million in cash outflows related to operating assets and liabilities resulting from changes in accounts receivable due to the timing of collections and the growth in the number of at-risk patients and changes in operating lease costs and other liabilities due to the growth in the number of operating centers.
Investing Activities
For the year ended December 31, 2022, net cash provided by investing activities was $281.1 million, an increase of $1,168.5 million compared to net cash used in investing activities of $(887.4) million for the year ended December 31, 2021. The increase was primarily due to net increase in cash inflows of $1,054.5 million related to the sales, maturities and purchases of marketable debt securities. Additionally, the prior year included the acquisition of Rubicon as of October 2021, resulting in an outflow of $124.0 million as of the year ended December 31, 2021.
Financing Activities
Cash provided by financing activities for the year ended December 31, 2022 was $66.4 million primarily due to the proceeds received of $72.3 million from the Company's borrowings under its Term Loan Facility executed September 30, 2022 and the proceeds of $14.8 million from exercises of options, partially offset by the $21.7 million payment of contingent consideration. Cash provided by financing activities for the year ended December 31, 2021was $785.3 million, which was primarily due to the issuance of the Convertible Senior Notes of $897.9 million, partially offset by cash outflows of $123.6 million related to the capped call transactions completed in March 2021.

Contractual Obligations and Commitments
The Company’s contractual obligations as of December 31, 2022 were as follows:

(dollars in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Convertible senior notes (1)	$920.0	$—	$—	$920.0	$—
Term loan (2)	75.0	—	—	75.0	—
Operating lease obligations (3)	486.4	49.6	111.2	109.2	216.4
Total	$1,481.4	$49.6	$111.2	$1,104.2	$216.4
(1) We hold borrowings under our Convertible Senior Notes, which have a 0% interest rate. The Convertible Senior Notes are governed by an indenture (“Indenture”), dated as of March 16, 2021, between the Company and U.S. Bank National Association, as trustee. Under the Indenture, the Convertible Senior Notes are general senior, unsecured obligations of the Company and will mature on March 15, 2026, unless earlier redeemed, repurchased or converted.
(2) On September 30, 2022, the Company entered into the Loan Agreement, which provides the Company with the Term Loan Facility. Under the Term Loan Facility, the Company may borrow up to $300.0 million in five committed tranches. At December 31, 2022, the outstanding balance under the Term Loan was $72.8 million, which is net of debt issuance costs with an additional availability up to $225 million. The Term Loan Facility is scheduled to mature on October 1, 2027.
(3) The Company leases offices, operating facilities, vehicles and IT equipment, which are accounted for as operating leases. These leases have remaining lease terms of up to 30 years, inclusive of renewal or termination options that the Company is reasonably certain to exercise.
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

Below is a discussion of our critical accounting policies, which are those that are most important to our financial condition and results of operation, and require management to make subjective and complex judgments in the preparation of our financial statements.

Capitated Revenue

The transaction price for our capitated payor contracts is variable as it primarily includes per patient, per month (“PPPM”) fees associated with unspecified membership. PPPM fees can fluctuate throughout the contract based on the health status (acuity) of each individual patient. In certain contracts, PPPM fees also include “risk adjustments” for items such as performance incentives, performance guarantees and risk shares. The capitated revenues are recognized based on the estimated PPPM earned net of projected performance incentives, performance guarantees, risk shares and rebates because we are able to reasonably estimate the ultimate PPPM payment of these contracts. We recognize revenue in the month in which eligible patients are entitled to receive healthcare benefits. Subsequent changes in PPPM fees and the amount of revenue to be recognized are reflected through subsequent period adjustments to properly recognize the ultimate capitation amount. We also assess the profitability of our capitation arrangements to identify contracts where current operating results or forecasts indicate probable future losses. If anticipated future variable costs exceed anticipated future revenues, a premium deficiency reserve is recognized.

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

We review our assumptions and adjust these estimates accordingly on a quarterly basis. Our consolidated financial statements could be materially impacted if actual risk scores are different from the estimated risk scores. If our accrual estimates for risk scores at December 31, 2022 were to differ by +/- 5%, the impact on revenues would be approximately $3.4 million.

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

We review our assumptions and adjust these estimates accordingly on a quarterly basis. Our consolidated financial statements could be materially impacted if actual claims expense is different from our estimates. If our liability for incurred and not reported claims at December 31, 2022 were to differ by +/- 5%, the impact on medical claims expense would be approximately $21.3 million.

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

Our acquisitions may also include contingent consideration, or earn-out provisions, which provide for additional consideration to be paid to the seller if certain future conditions are met. These earn-out provisions are estimated at fair value at the acquisition date based on certain internal volumes in the year following the acquisition.

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
Recent Accounting Pronouncements
See Note 2 to our consolidated financial statements “Summary of Significant Accounting Policies—Recently Adopted Accounting Pronouncements” in Part IV, Item 15 of our consolidated financial statements for more information.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of exposure due to potential changes in inflation or interest rates. We do not hold financial instruments for trading purposes.
Interest Rate Risk
As of December 31, 2022, we had cash, cash equivalents and restricted cash of $158.5 million, compared to $120.4 million as of December 31, 2021, held primarily in cash deposits for working capital purposes. We had marketable debt securities of $287.7 million as of December 31, 2022, compared to $671.1 million as of December 31, 2021, consisting of U.S. Treasury obligations, corporate bonds, available-for-sale securities and others. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes. All our investments are denominated in U.S. dollars.
As of December 31, 2022, we had outstanding debt of $920.0 million in convertible notes which has a 0% interest rate, and $75.0 million under our Term Loan which has a variable market-based interest rate.
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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of December 31, 2022.
Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on the results of this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2022. The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by our independent registered public accounting firm, as stated in their attestation report, which is below.
Attestation Report of the Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Oak Street Health, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Oak Street Health, Inc’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Oak Street Health, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, and the related consolidated statements of operations, comprehensive loss, changes in redeemable investor units and stockholders’ equity/members’ deficit and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated February 28, 2023 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Chicago, IL
February 28, 2023
Changes to our Internal Controls over Financial Reporting
There were no material changes in our internal control over financial reporting during the year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
The Company intends to file with the SEC a definitive proxy statement for its next Annual Meeting of Stockholders (the “Proxy Statement”) pursuant to SEC Regulation 14A no later than 120 days after December 31, 2022. The information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference to the disclosure in that Proxy Statement. The Company’s next Annual Meeting of Stockholders is scheduled to be held on April 27, 2023 and involves the election of directors.
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
All other information in response to this item is incorporated by reference from the Proxy Statement sections entitled “Board of Directors and Corporate Governance,” “Election of Directors,” “Board Meetings and Committees,” “Executive Officers,” and “Delinquent Section 16(a) Reports.”
Item 11. Executive Compensation
The information in response to this item is incorporated by reference from the Proxy Statement sections entitled “Executive and Director Compensation,” “Executive Compensation – Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report.”
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information in response to this item is incorporated by reference from the Proxy Statement section entitled “Security Ownership of Certain Beneficial Owners and Management.”
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

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)The following documents are filed as part of this Annual Report on Form 10-K:
1.Financial Statements.
The accompanying Index to Consolidated Financial Statements on page F-1 of this annual report on Form 10-K is provided in response to this item.
2.List of Financial Statement Schedules.
All schedules are omitted because the required information is either not present, not present in material amounts or presented within the consolidated financial statements.
(b)The exhibits listed in the following “Exhibit Index” are filed, furnished or incorporated by reference as part of this Annual Report.

Exhibit Index

Exhibit Number	Description
2.1§
Agreement and Plan of Merger, dated as of February 7, 2023, by and among CVS Pharmacy, Inc., Halo Merger Sub Corp., Oak Street Health, Inc. and, for the limited purposes set forth therein, CVS Health Corporation (incorporated by reference to Exhibit 2.1 to the Company's Form 8-K filed on February 8, 2023).

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

4.5
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

10.8+	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Form S-1 filed on July 10, 2020).

10.9+	Oak Street Health, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form S-8 filed on August 10, 2020).

10.10+	Oak Street Health, Inc. 2020 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.6 to the Company’s Form S-8 filed on August 10, 2020).

10.11+	Restricted Stock Unit Award Agreement with Kim Keck dated October 1, 2020 (incorporated by reference to Exhibit 10.1 on the Company’s Form 8-K filed on October 2, 2020).

21.1	List of subsidiaries of Oak Street Health, Inc.

23.1	Consent of Ernst & Young LLP.

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2020, filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2020, filed herewith.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, filed herewith.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, filed herewith.

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
___________________________
+    Indicates a management contract or compensatory plan or agreement.
§    Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Registrant agrees to furnish supplementally a copy of all omitted exhibits and schedules to the SEC upon its request. The Company request confidential treatment pursuant to Rule 24b-2 of the Securities Act of 1934, as amended of any schedule or exhibit to furnished.
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

Oak Street Health, Inc.

Date: February 28, 2023	By:	/s/ Michael Pykosz
Michael Pykosz
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Mike Pykosz	Chief Executive Officer and Director	February 28, 2023
Mike Pykosz	(Principal Executive Officer)

/s/ Tim Cook	Chief Financial Officer	February 28, 2023
Tim Cook	(Principal Financial and Accounting Officer)

/s/ Geoff Price	Chief Innovation Officer and Director	February 28, 2023
Geoff Price

/s/ Griffin Myers	Chief Medical Officer and Director	February 28, 2023
Griffin Myers

/s/ Regina Benjamin	Director	February 28, 2023
Regina Benjamin

/s/ Cheryl Dorsey	Director	February 28, 2023
Cheryl Dorsey

/s/ Mohit Kaushal	Director	February 28, 2023
Mohit Kaushal

/s/ Kim Keck	Director	February 28, 2023
Kim Keck

/s/ Julie Klapstein	Director	February 28, 2023
Julie Klapstein

/s/ Paul Kusserow	Director	February 28, 2023
Paul Kusserow

/s/ Robert Vorhoff	Director	February 28, 2023
Robert Vorhoff

/s/ Srdjan Vukovic	Director	February 28, 2023
Srdjan Vukovic

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm (PCAOB ID: 42)	F-2

Consolidated Balance Sheets as of December 31, 2022 and 2021	F-5

Consolidated Statements of Operations for the Years ended December 31, 2022, 2021 and 2020	F-6

Consolidated Statements of Comprehensive Loss for the Years ended December 31, 2022, 2021 and 2020	F-7

Consolidated Statements of Changes in Redeemable Investor Units and Stockholders’ Equity/ Members’ (Deficit) for the Years ended December 31, 2022, 2021 and 2020	F-8

Consolidated Statements of Cash Flows for the Years ended December 31, 2022, 2021 and 2020	F-9

Notes to Consolidated Financial Statements	F-10

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Oak Street Health, Inc.
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Oak Street Health, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, changes in redeemable investor units and stockholders’ equity/members’ deficit and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2023 expressed an unqualified opinion thereon.
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

Accounting for Capitated Revenue and Accounts Receivable

Description of the Matter
As described in Note 3 to the consolidated financial statements, for the year ended and at December 31, 2022, the Company had $2,125.9 million and $894.0 million in capitated revenue and accounts receivable, respectively, which comprises the most significant portion of total revenue for the Company. Capitated revenue and accounts receivable are generated from risk contracting agreements made with various Medicare Advantage managed care payors and the centers for Medicare and Medicaid Services (“CMS”) whereby the Company receives a fixed payment per patient per month (“PPPM”) for a defined patient population. Capitated revenues are recognized based on the estimated PPPM net of projected acuity adjustments and performance incentives/penalties that the Company expects to be entitled to receive from Medicare Advantage managed care payors and CMS.
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
To test the capitated revenue and accounts receivable balance which has not been paid and or settled as of the balance sheet date, our audit procedures included understanding and evaluating the methodology and the assumptions used in management's calculations. We reviewed management’s methodology to ensure that it was reasonably applied to each managed care payor’s estimated capitated revenue and accounts receivable based on the available data for that respective managed care payor. Our testing of assumptions included confirming certain inputs directly with the Medicare Advantage managed care payors, obtaining subsequent statements of accounts, and performing a retrospective analysis. We also performed various analytical procedures to support the reasonableness of the underlying assumptions used by the Company. Additionally, on a test basis, we agreed the cash received by the Company to the statements of accounts and agreed it to bank statements.

Accounting for Liability for Unpaid Claims

Description of the Matter
As described in Note 6 to the consolidated financial statements, at December 31, 2022, the Company had $850.3 million in liabilities for unpaid claims for medical care services provided to its insured consumers by third parties, but for which claims have either not yet been received, processed or paid. The Company develops its estimate for medical care services incurred but not reported (“IBNR”), which includes estimates for claims that have not been received or fully processed, by utilizing actuarial models that consider factors such as time from date of service to claim processing, seasonal variances in medical care consumption, health care professional contract rate changes, medical care utilization and other medical cost trends, membership volume and demographics, the introduction of new technologies and benefit plan changes.
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

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process over liabilities for unpaid claims, including management's assessment of the assumptions and data used in supporting the measurement of liabilities for unpaid claims.
To test the Company’s liability for unpaid claims our audit procedures included, among others, testing on a sample basis the completeness and accuracy of the underlying claims data by confirming the claims paid detail directly with the Medicare Advantage managed care payors, agreed a sample of incurred and paid claims from the confirmed detail to that used by the Company, and obtaining subsequent statement of accounts and benchmarking certain inputs used in the calculation to overall Company experience. In addition, we involved our actuarial specialists to assist in evaluating the key assumptions and methodologies used in the calculation and to independently calculate a range of medical care services incurred but not reported to what was recorded by the Company. We also performed various analytical procedures to support the reasonableness of the amount recorded by the Company.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2019.
Chicago, IL
February 28, 2023

x`
OAK STREET HEALTH, INC.
CONSOLIDATED BALANCE SHEETS
($ in millions, except shares/ units and per share data)

	December 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$137.9	$104.7
Restricted cash	20.6	15.7
Other receivables, net (Humana comprised $0.2 as of December 31, 2021)	2.5	3.1
Capitated accounts receivable (Humana comprised $105.0 as of December 31, 2021)	894.0	559.4
Marketable debt securities	287.7	671.1
Prepaid expenses and other current assets	15.9	14.0
Total current assets	1,358.6	1,368.0

Long-term assets:
Property, plant and equipment, net	204.1	144.8
Operating lease right-of-use assets (Humana comprised $70.9 as of December 31, 2021)	317.6	157.7
Goodwill	158.0	152.9
Intangible assets, net	9.1	10.8
Other long-term assets	7.3	6.9
Total assets	$2,054.7	$1,841.1

Liabilities and stockholders' (deficit) equity
Current liabilities:
Accounts payable	$17.1	$22.1
Accrued compensation and benefits	52.7	41.7
Liability for unpaid claims (Humana comprised $99.1 as of December 31, 2021)	850.3	556.3
Other liabilities (Humana comprised $19.3 as of December 31, 2021)	43.0	44.0
Total current liabilities	963.1	664.1
Long-term operating lease liabilities (Humana comprised $66.0 as of December 31, 2021)	349.3	164.2
Other long-term liabilities (Humana comprised $43.1 as of December 31, 2021)	31.0	55.4
Long-term debt	978.6	901.4
Total liabilities	$2,322.0	$1,785.1
Commitments and contingencies (See Note 9)
Stockholders' (deficit) equity:
Preferred stock, par value $0.001; 50,000,000 shares authorized as of December 31, 2022 and December 31, 2021; no shares issued and outstanding as of December 31, 2022 and December 31, 2021	—	—
Common stock, par value $0.001; 500,000,000 shares authorized as of December 31, 2022 and December 31, 2021; 242,873,706 and 240,937,465 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	0.2	0.2
Additional paid-in capital (Humana comprised $50.0 as of December 31, 2021)	1,205.4	1,017.9
Accumulated other comprehensive loss	(2.2)	(1.4)
Accumulated deficit	(1,474.5)	(965.3)
Total stockholders' (deficit) equity allocated to Oak Street Health, Inc.	(271.1)	51.4
Non-controlling interests	3.8	4.6
Total stockholders' (deficit) equity	(267.3)	56.0
Total liabilities and stockholders' (deficit) equity	$2,054.7	$1,841.1
The accompanying notes are an integral part of these consolidated financial statements.

OAK STREET HEALTH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
($ in millions, except shares/units and per share data)

	For the Years Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Revenues:
Capitated revenue (Humana comprised $506.7 and $385.7 for year ended December 31, 2021 and 2020, respectively)	$2,125.9	$1,397.0	$851.3
Other revenue (Humana comprised $6.5 and $3.6 for the year ended December 31, 2021 and 2020, respectively)	35.0	35.6	31.5
Total revenues	2,160.9	1,432.6	882.8

Operating expenses:
Medical claims expense (Humana comprised $380.5 and $254.9 for the year ended December 31, 2021 and 2020, respectively)	1,645.0	1,109.0	617.8
Cost of care, excluding depreciation and amortization (Humana comprised $10.5 and $5.6 for the year ended December 31, 2021 and 2020, respectively)	437.8	293.7	187.5
Sales and marketing	164.3	119.4	64.2
Corporate, general and administrative	344.8	306.7	185.6
Depreciation and amortization	35.2	17.8	11.2
Total operating expenses	2,627.1	1,846.6	1,066.3

Loss from operations	(466.2)	(414.0)	(183.5)

Other (expense)/income:
Interest expense, net	(2.5)	(2.5)	(8.7)
Other	(40.8)	—	0.1
Total other (expense)	(43.3)	(2.5)	(8.6)
Loss before income taxes and non-controlling interests	(509.5)	(416.5)	(192.1)
Provision (benefit) for income taxes	0.2	(1.9)	—
Net loss	(509.7)	(414.6)	(192.1)

Net loss attributable to non-controlling interests	(0.5)	(5.2)	(4.1)
Net loss attributable to Oak Street Health, Inc.	$(509.2)	$(409.4)	$(188.0)

Undeclared and deemed dividends	$—	$—	$(27.2)
Net loss attributable to common stock/unitholders	$(509.2)	$(409.4)	$(215.2)
Weighted average common stock outstanding - basic and diluted[1]	230,132,551	222,553,237	218,825,324
Net loss per share – basic and diluted	$(2.21)	$(1.84)	$(0.55)
1 - Basic and diluted earnings per share of common stock is applicable only for periods after the Company's IPO that was completed on August 10, 2020.
The accompanying notes are an integral part of these consolidated financial statements.

OAK STREET HEALTH, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
($ in millions, except shares/units and per share data)

	For the Years Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Net loss	$(509.7)	$(414.6)	$(192.1)
Other comprehensive loss:
Net unrealized loss on marketable debt securities, net of tax	(0.8)	(1.4)	—
Comprehensive loss	(510.5)	(416.0)	(192.1)
Less: Comprehensive loss attributable to non-controlling interests	(0.5)	(5.2)	(4.1)
Comprehensive loss attributable to Oak Street Health, Inc.	$(510.0)	$(410.8)	$(188.0)
The accompanying notes are an integral part of these consolidated financial statements.

OAK STREET HEALTH, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN
REDEEMABLE INVESTOR UNITS AND STOCKHOLDERS’ EQUITY/MEMBERS’ (DEFICIT)
($ in millions, except shares/units and per share data)

	Redeemable Investor Units		Members’ Capital		Common Stock
	Shares Issued	Amount	Shares Issued	Amount	Shares Issued	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total Equity/(Deficit)
Balances January 1, 2020	11,000,619	$320.6	2,530,864	$4.2	—	$—	$—	$(354.4)	$—	$5.4	$(344.8)
Issuance of Series I, II and III and Investor Units	1,471,623	224.4	—	—	—	—	—	—	—	—	—
Conversion of redeemable preferred stock into common stock upon closing of initial public offering	(12,472,242)	(545.0)	—	—	184,787,783	0.2	544.8	—	—	—	545.0
Conversion of members' capital into common stock upon closing of initial public offering	—	—	(1,117,312)	(7.0)	15,498,529	—	7.0	—	—	—	—
Conversion of members' capital into restricted stock upon closing of initial public offering	—	—	(2,339,322)	—	22,612,472	—	—	—	—	—	—
Issuance of common stock upon closing of initial public offering, net	—	—	—	—	17,968,750	—	351.2	—	—	—	351.2
Issuance of Common Units	—	—	1,095,067	—	—	—	—	—	—	—	—
Tender Offer – Investor Units, Founder’s Units, Incentive Units	—	—	(131,151)	(5.9)	—	—	—	(13.5)	—	—	(19.4)
Exercise of options	—	—	—	—	6,607	—	0.1	—	—	—	0.1
Shares withheld related to net share settlement of stock based awards	—	—	—	—	(1,628)	—	—	—	—	—	—
Repurchases – Profits Interests	—	—	(5,856)	—	—	—	—	—	—	—	—
Forfeitures	—	—	(32,290)	(0.2)	(115,799)	—	(0.1)	—	—	—	(0.3)
Stock and unit-based compensation	—	—	—	8.9	—	—	68.8	—	—	—	77.7
Payments from non-controlling Interest	—	—	—	—	—	—	—	—	—	5.9	5.9
Payments to non-controlling Interest	—	—	—	—	—	—	—	—	—	(0.1)	(0.1)
Net loss	—	—	—	—	—	—	—	(188.0)	—	(4.1)	(192.1)
Balances December 31, 2020	—	$—	—	$—	240,756,714	$0.2	$971.8	$(555.9)	$—	$7.1	$423.2
Purchase of capped calls	—	—	—	—	—	—	(123.6)	—	—	—	(123.6)
Issuance of common stock upon vesting of restricted stock units	—	—	—	—	65,432	—	—	—	—	—	—
Issuance of common stock upon exercise of options	—	—	—	—	259,579	—	5.3	—	—	—	5.3
Shares withheld related to net settlement of stock based awards	—	—	—	—	(3,331)	—	—	—	—	—	—
Issuance of common stock under the employee purchase plan	—	—	—	—	62,575	—	3.0				3.0
Forfeitures	—	—	—	—	(203,504)	—	(1.3)	—	—	—	(1.3)
Stock-based compensation	—	—	—	—	—	—	162.7	—	—	—	162.7
Payments from non-controlling interest	—	—	—	—	—	—	—	—	—	4.2	4.2
Payments to non-controlling interest	—	—	—	—	—	—	—	—	—	(1.5)	(1.5)
Net unrealized loss on marketable debt securities	—	—	—	—	—	—	—	—	(1.4)	—	(1.4)
Net loss	—	—	—	—	—	—	—	(409.4)	—	(5.2)	(414.6)
Balances December 31, 2021	—	$—	—	$—	240,937,465	$0.2	$1,017.9	$(965.3)	$(1.4)	$4.6	$56.0
Issuance of common stock upon exercise of options	—	—	—	—	745,982	—	15.1	—	—	—	15.1
Shares withheld related to net share settlement of stock based awards	—	—	—	—	(29,682)	—	(0.3)	—	—	—	(0.3)
Issuance of common stock under the employee purchase plan	—	—	—	—	224,473	—	4.0	—	—	—	4.0
Issuance of common stock under RMD earnout	—	—	—	—	1,225,122	—	32.5	—	—	—	32.5
Issuance of common stock upon vesting of restricted stock units					157,782	—	—	—	—	—	—
Forfeitures	—	—	—	—	(387,436)	—	(9.3)	—	—	—	(9.3)
Stock-based compensation	—	—	—	—	—	—	148.2	—	—	—	148.2
Payments from non-controlling interest	—	—	—	—	—	—	—	—	—	0.4	0.4
Payments to non-controlling interest	—	—	—	—	—	—	—	—	—	(1.3)	(1.3)
Dissolution of joint venture	—	—	—	—	—	—	(2.7)	—	—	0.6	(2.1)
Net unrealized loss on short-term marketable securities	—	—	—	—	—	—	—	—	(0.8)	—	(0.8)
Net loss	—	—	—	—	—	—	—	(509.2)	—	(0.5)	(509.7)
Balances December 31, 2022	—	$—	—	$—	242,873,706	$0.2	$1,205.4	$(1,474.5)	$(2.2)	$3.8	$(267.3)
The accompanying notes are an integral part of these consolidated financial statements.

OAK STREET HEALTH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)

	For the Years Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Cash flows from operating activities:
Net loss	$(509.7)	$(414.6)	$(192.1)
Adjustments to reconcile net loss to net cash used in operating activities:
Income tax expense (benefit)	0.2	(1.9)	—
Amortization of discount on debt and related issuance costs	4.9	3.5	4.4
Accretion of discounts and amortization of premiums on short-term marketable securities, net	5.2	4.6	—
Fair value adjustment to contingent consideration	38.3	—	—
Depreciation and amortization	35.2	17.8	11.2
Non-cash operating lease costs	35.4	15.5	—
Stock and unit-based compensation, net of forfeitures	138.9	161.4	77.4
Change in fair value of bifurcated derivative	—	—	0.2
Change in operating assets and liabilities, net of impact of acquisitions:
Accounts receivable	(334.0)	(304.7)	(88.3)
Other assets	(1.3)	(3.0)	(1.6)
Accounts payable and accrued compensation and benefits	6.7	15.4	0.1
Liability for unpaid claims	294.0	294.2	91.5
Operating lease liabilities	(22.4)	(12.2)	—
Other liabilities	(0.8)	26.8	19.4
Other	—	—	0.6
Net cash used in operating activities	(309.4)	(197.2)	(77.2)

Cash flows from investing activities:
Proceeds from sales and maturities of marketable debt securities	830.3	193.6	—
Purchases of marketable debt securities	(452.9)	(870.7)	—
Purchase of promissory note	—	—	(0.8)
Investment in business	(1.0)	(5.0)	—
Purchase of business, net of cash acquired	(6.1)	(124.0)	—
Purchases of property and equipment	(89.2)	(81.3)	(20.9)
Net cash provided by (used in) investing activities	281.1	(887.4)	(21.7)

Cash flows from financing activities:
Proceeds from borrowings on term loan, net	72.3	—	—
Proceeds from initial public offering	—	—	377.3
Payments of underwriting fees, net of discounts and offering costs	—	—	(26.1)
Principal payments on long-term debt	—	—	(80.0)
End of term charge and prepayments for debt paydown	—	—	(5.8)
Proceeds from borrowings on convertible senior notes, net	—	897.9	—
Purchase of capped calls	—	(123.6)	—
Proceeds from issuance of redeemable investor units	—	—	224.4
Capital contributions from non-controlling interests	0.4	4.2	5.9
Settlement of contingent earnout liability	(21.7)	—	—
Capital distributions to non-controlling interests	(1.3)	(1.5)	(0.1)
Purchase of joint venture minority interest	(2.1)	—	—
Tender Offer - common units	—	—	(19.4)
Proceeds from exercise of options, net	14.8	5.3	0.1
Proceeds from issuance of common stock under the employee purchase plan	4.0	3.0	—
Net cash provided by financing activities	66.4	785.3	476.3

Net change in cash, cash equivalents and restricted cash	38.1	(299.3)	377.4
Cash, cash equivalents and restricted cash, beginning of period	120.4	419.7	42.3
Cash, cash equivalents and restricted cash, end of period	$158.5	$120.4	$419.7
Supplemental disclosures
Cash paid for interest	—	—	5.5
Additions to construction in process funded through accounts payable	4.3	1.6	1.3
Contingent consideration in connection with purchases of business	0.2	21.7	—
The accompanying notes are an integral part of these consolidated financial statements.

.
OAK STREET HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except for shares/units and per share data)
NOTE 1. ORGANIZATION AND NATURE OF BUSINESS
Description of Business

Oak Street Health, Inc. (collectively with its subsidiaries is referred to as “Oak Street Health,” “OSH,” “we,” “us,” “our,” or the “Company”) was formed as a Delaware corporation on October 22, 2019 for the purpose of completing a public offering and related restructuring transactions (collectively referred to as the “IPO”) in order to carry on the business of Oak Street Health, LLC (“OSH LLC”) and its affiliates. On August 10, 2020, the Company completed its IPO of its Class A common stock, par value $0.001 per share. We issued and sold 17,968,750 shares of common stock at an offering price of $21.00 per share. The share amount includes the exercise in full of the underwriters’ options to purchase 2,343,750 additional shares of common stock. We received net proceeds of $351.2 million, after deducting underwriting discounts and commissions of $22.6 million and deferred offering costs of $3.5 million. Upon completion of the IPO, these deferred offering costs were reclassified from current assets to stockholders’ equity and recorded against the net proceeds from the offering.
The Company operates primary care centers serving Medicare beneficiaries. The Company, through its centers and management services organization, combines an innovative care model with superior patient experience. The Company invests resources into primary care to prevent unnecessary acute events and manage chronic illnesses. The Company engages Medicare eligible patients through the use of an innovative community outreach approach. Once patients are engaged, the Company integrates population health analytics, social support services and primary care into the care model to drive improved outcomes. The Company contracts with health plans to generate medical costs savings and realize a return on its investment in primary care. As of December 31, 2022, the Company operated 169 centers across the United States.
Proposed Transaction with CVS Health

As more fully described in Note 19, on February 7, 2023, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with a subsidiary of CVS Health, pursuant to which (and subject to the terms and conditions in the Merger Agreement) such subsidiary of CVS Health will acquire all of the outstanding shares of the Company’s common stock in a transaction structured as a merger of an indirect wholly-owned subsidiary of CVS Health with and into the Company, with the Company continuing as the surviving corporation.
COVID-19
Even as the COVID-19 pandemic subsides, disruptions caused by the pandemic, including labor shortages and inflationary pressures, may continue and could, in turn, have a negative impact on the Company. Further, recurring COVID-19 outbreaks could have the potential to impact the Company and its future results of operations, cash flows and financial position.
On March 27, 2020, the United States President signed into law the Coronavirus Aid, Relief and Economic Securities Act (“CARES Act”) which provides economic assistance to a wide array of industries, including healthcare. This legislation did not have a material impact on our financial statements as of and for the year ended December 31, 2022. The impact of this legislation for the prior periods presented is as follows:
•Provider Relief Funds. The U.S. Department of Health and Human Services (“HHS”) distributed grants to healthcare providers to offset the impacts of COVID-19 pandemic related expenses and lost revenues through the Public Health and Social Services Emergency Fund. Grants received are subject to the terms and conditions of the program, including that such funds may only be used to prevent, prepare for, and respond to COVID-19 and will reimburse only for health care related expenses, general and administrative expenses or lost revenues that are attributable to the COVID-19 pandemic as defined by the HHS. Payments from this fund are not loans and, therefore, they are not subject to repayment. Given the lack of definitive authoritative guidance under GAAP for accounting for government grants, the Company analogizes to accounting guidance under International Accounting Standard No. 20, “Accounting for Government Grants and Disclosure of Government Assistance” and recognizes grant payments as income when there is reasonable assurance that we have complied with conditions associated with the grant. During the years ended December 31, 2021 and 2020, the Company received $2.8 million and $8.4 million, respectively, related to these grants and recognized $3.6 million and $7.6 million, respectively, as income to offset COVID-19 pandemic related expenses incurred and lost revenues. For the year ended December 31, 2021, $3.6 million was recognized as an offset to the costs incurred in cost of care, excluding depreciation and amortization on the consolidated statement of operations. For the year ended December 31, 2020, $5.4 million was recognized as an offset to cost of care, excluding depreciation and amortization and $2.2 million was recognized in other income to offset lost other revenues on the consolidated statement of operations. There were no unrecognized grants on the consolidated balance sheets as of December 31, 2022 and 2021.
•Payroll Tax Deferral. Under the CARES Act, the Company elected to defer payment on its portion of Social Security taxes, on an interest free basis, incurred from March 27, 2020 to December 31, 2020. One-half of such deferral amount was due on December 31, 2021, and the remainder became due on December 31, 2022. We paid the balance due on December 31, 2021 of $4.0 million. We paid the remaining balance due on December 31, 2022 of $3.0 million, which was classified in accrued compensation and benefits on the consolidated balance sheet as of December 31, 2021.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The consolidated financial statements and accompanying notes are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). The consolidated financial statements of Oak Street Health include the financial statements of all wholly-owned subsidiaries and majority-owned or controlled entities. For those consolidated subsidiaries where our ownership is less than 100%, the portion of the net income or loss allocable to the non-controlling interests is reported as “Net loss in attributable to non-controlling interests” in the consolidated statements of operations. The Company records a non-controlling interest for the portion attributable to its minority partners for all of its joint ventures. Intercompany balances and transactions have been eliminated in consolidation. Business combinations accounted for as purchases have been included from their respective dates of acquisition.
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
In addition to the consolidated VIEs, Oak Street Health is the majority interest owner in two joint ventures: OSH-PCJ Joliet, LLC (50.1% ownership) and OSH-RI, LLC (50.1% ownership), which are consolidated in the Company’s financial statements. In the first quarter of 2022, the Company paid a former joint venture partner, Evangelical Services Corporation, $2.1 million to acquire its 49.9% ownership interest in OSH-ESC Joint Venture, LLC. As such, OSH now owns 100% of this entity as of the year ended December 31, 2022, and the joint venture was effectively dissolved. The following table illustrates the contributions and distributions made to and from the joint venture and Oak Street Health MSO, LLC for the periods then ended ($ in millions):

	For the Years Ended
	December 31, 2022	December 31, 2021	December 31, 2020
OSH-PCJ Joliet, LLC
Contributions	$—	$—	$—
Distributions	1.3	1.5	0.1
OSH-RI, LLC
Contributions	—	4.1	5.9
Distributions	—	—	—
OSH-ESC Joint Venture, LLC
Contributions	—	0.1	—
Distributions	—	—	—
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company bases its estimates on the information available at the time, its experiences and various other assumptions believed to be reasonable under the circumstances including estimates of the impact of COVID-19. The areas where significant estimates are used in the accompanying financial statements include revenue recognition, the liability for unpaid claims, valuation and related impairment recognition of long-lived assets, including intangible assets and goodwill and the valuation of stock options. Actual results could differ from those estimates.
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents consist of currency on hand with banks and financial institutions and investments in money market funds. The Company considers all short-term, highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Restricted cash are funds held in Company bank accounts as collateral for bank issued letters of credit and are not available for operational use. The underlying letters of credit are contractually required by payor contracts and facility lease agreements.
Marketable Debt Securities
The Company’s investments in marketable debt securities are classified as available-for-sale and are carried at fair value, with the unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) in total stockholders' equity (deficit). The Company determines the appropriate classification of these investments at the time of purchase and reevaluates such designation at each balance sheet date. The Company classifies the available-for-sale investments as current assets under the caption marketable debt securities on the consolidated balance sheets as these investments generally consist of highly marketable securities that are identified to be available to meet near-term cash requirements and fund current operations. Realized gains and losses and declines in value related to credit losses are included as a component of other (expense) income in the consolidated statements of operations.
The Company periodically evaluates its investments in marketable debt securities for impairment. When assessing short-term marketable security investments for declines in value, the Company considers such factors as, among other things, how significant the decline in value is as a percentage of the original cost, the Company’s ability and intent to retain the short-term marketable security investment for a period of time sufficient to allow for any anticipated recovery in fair value, market conditions in general and whether the decline in value is due to a credit loss. If any adjustment to fair value reflects a decline in the value of the marketable security that the Company considers to be for non-credit related factors, the Company reduces the marketable debt securities through a charge to other comprehensive income. If a decline in value is determined to be related to a credit loss, we record an allowance not greater than the difference between the carrying amount and fair value of the investment. No such adjustments were necessary during the periods presented.

Concentration of Credit Risk and Significant Customers
Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of capitated accounts receivable. The Company’s concentration of credit risk is limited by the diversity, geography and number of patients and payers. As of December 31, 2022 and 2021, the Company had payers that individually represented 10% or more of the Company’s capitated accounts receivable.
The capitated accounts receivables by payor source consisted of the following as of:

	For the Years Ended
	December 31, 2022	December 31, 2021
Aetna	13%	10%
Anthem	10%	8%
Humana	14%	19%
Medicare	18%	17%
Wellcare/Meridian	16%	19%
United Healthcare	14%	12%
Other	15%	15%
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
Impairment of Long-Lived Assets
The Company reviews its long-lived assets for possible impairment in accordance with ASC 360, Property, Plant, and Equipment (“ASC 360”), whenever events and circumstances indicate that the carrying value of an asset may not be recoverable. If the sum of the estimated undiscounted cash flows is less than the carrying amount of the assets, an impairment loss is recorded. The impairment loss is measured by comparing the fair value of the assets with their carrying amounts. Fair value is determined based on discounted cash flows or appraised values, as appropriate. There was no impairment of long-lived assets for the years ended December 31, 2022, 2021 and 2020.
Equity method investments
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
The carrying value of the Company’s investments in securities was $5.4 million and $5.0 million as of December 31, 2022 and 2021, respectively, which is recorded in other long-term assets on the consolidated balance sheets. The Company did not identify any material observable price changes for the years ended December 31, 2022, 2021 and 2020.
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
In accounting for the Term Loan Facility entered into as of September 30, 2022, the Company recorded a long-term debt liability equal to the proceeds received related to the Company's borrowings, net of debt issuance costs on the Company's consolidated balance sheets. The Company amortizes debt issuance and offering costs over the respective terms of the Convertible Senior Notes and Term Loan Facility as interest expense utilizing the effective interest method on the Company’s consolidated statements of operations. For more information on the Convertible Senior Notes and Term Loan Facility, see Note 8, "Long-term Debt."
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
Leases
The Company leases offices, operating facilities or centers, vehicles and IT equipment, which are accounted for as operating leases. These leases have remaining lease terms of up to 30 years, inclusive of renewal or termination options that the Company is reasonably certain to exercise. The Company determines if an arrangement is a lease at inception and evaluates the lease classification (i.e., operating lease or financing lease) at that time. Lease arrangements with an initial term of 12 months or less are considered short-term leases and are not recorded on the balance sheet. The Company recognizes lease expense for these leases on a straight-line basis over the term of the lease.
Operating leases are included in operating lease right-of-use assets, current portion (recorded within other current liabilities) and long-term operating lease liabilities on the Company’s consolidated balance sheets. Operating lease right-of-use assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The Company has no financing leases.

The Company uses its incremental borrowing rate on the commencement date for determining the present value of lease payments. The Company considers the likelihood of exercising options to extend or terminate the lease when determining the lease term.
The Company has lease agreements with lease and non-lease components. The Company elected the practical expedient to account for the lease and non-lease components as a single lease component for all leases.
Fair Value of Financial Instruments
Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The carrying amounts of financial instruments including cash, accounts receivable, accounts payable and accrued liabilities approximate fair value due to the short maturities of such instruments. Our financial assets and liabilities that require recognition and fair value measurement under the accounting guidance generally include our marketable debt securities, contingent consideration and debt (see Note 7).
Income Taxes

Prior to the IPO and related restructuring transactions, the Company was a limited liability company. Accordingly, pursuant to its election under Section 701 of the Internal Revenue Code, each item of income, gain, loss, deduction or credit of the Company was ultimately reportable by its members in their individual tax returns, except in certain states and local jurisdictions where the Company was subject to income taxes. As such, the Company did not record a provision for federal income taxes or for taxes in states and local jurisdictions that did not assess taxes at the entity level. After the IPO and related restructuring transactions, the Company is a C Corporation and each item of income, gain, loss, deduction or credit of the Company is reportable by the Company. As such, the Company has recorded a provision for federal, state and local income taxes at the entity level in continuing operations for all deferred taxes net of the valuation allowance and activity post IPO.
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
Segment Reporting
The Company determined in accordance with ASC 280, Segment Reporting (“ASC 280”), that the Company's operations are organized under one operating and reportable segment – Oak Street Health, Inc. The Company’s chief operating decision makers (“CODMs”) regularly review financial operating results on a consolidated basis for purposes of allocating resources and evaluating financial performance. Our CODM has been identified as, collectively, the Chief Executive Officer, Chief Financial Officer and Chief Operating Officer. Although the Company derives its revenues from several different geographic regions, the Company neither allocates resources based on the operating results from the individual regions nor manages each individual region as a separate business unit. The Company’s CODMs manage the operations on a consolidated basis to make decisions about overall corporate resource allocation and to assess overall corporate profitability based on consolidated revenues, net income and adjusted EBITDA. For the periods presented, all of the Company’s long-lived assets were located in the United States, and all revenues were earned in the United States. As such, we have identified a single operating segment and reportable segment.
Business Combinations, Goodwill and Other Intangible Assets
The Company accounts for business combinations using the acquisition method of accounting. This method requires that the purchase price, including the fair value of contingent consideration, of the acquisition be allocated to the assets acquired and liabilities assumed using the fair values determined by management as of the acquisition date. Goodwill represents the excess of consideration paid over the fair value of net assets acquired through business acquisitions
The Company performs a qualitative goodwill impairment analysis annually on October 1st or more frequently if triggering events occur or other impairment indicators arise which might impair recoverability. If we determine based on the qualitative analysis that it is more likely than not that the reporting unit has a fair value below its carrying value, we perform a quantitative analysis by comparing the fair value of the reporting unit to the carrying value. If the fair value is below the carrying value, the excess carrying value is recognized as an impairment loss. As of December 31, 2022 and 2021, all goodwill recorded in the consolidated balance sheets is assigned to the Oak Street Health, Inc. reporting unit, which has a negative carrying value as of December 31, 2022. Based on our qualitative analyses performed, there were no goodwill impairment losses recorded during the years ended December 31, 2022, 2021 and 2020.
Identified intangibles are recorded at their acquisition date fair value and are amortized on a straight-line basis over their useful lives. Intangible assets are reviewed for impairment in conjunction with long-lived assets. There were no intangible asset impairments recorded during the years ended December 31, 2022, 2021 and 2020.
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
See Note 5, "Business Combinations, Goodwill and Other Intangibles," for additional information.
Medical Claims Expense
Medical claims expense and the liability for unpaid claims include estimates of the Company’s obligations for medical care services that have been rendered by third parties on behalf of insured consumers for which the Company is contractually obligated to pay, but for which claims have either not yet been received, processed or paid. The Company develops estimates for medical care services incurred but not reported (“IBNR”), which includes estimates for claims that have not been received or fully processed, using a process that is consistently applied, centrally controlled and automated. This process includes utilizing actuarial models when a sufficient amount of medical claims history is available from the third-party healthcare service providers. The actuarial models consider factors such as time from date of service to claim processing, seasonal variances in medical care consumption, health care professional contract rate changes, medical care utilization and other medical cost trends, membership volume and demographics, the introduction of new technologies and benefit plan changes. In developing its unpaid claims liability estimates, the Company applies different estimation methods depending on which incurred claims are being estimated. We assess our estimates with an independent actuarial expert to ensure our estimates represent the best, most reasonable estimate given the data available to us at the time the estimates are made.
Medical claims expense also includes supplemental external costs of providing medical care such as administrative health plan fees, fees to perform payor delegated activities and provider excess insurance costs. The Company purchases provider excess insurance to protect against significant, catastrophic claims expenses incurred on behalf of its patients. The total amount of provider excess insurance premium was $4.0 million, $4.6 million and $3.6 million, and total reimbursements were $2.8 million, $4.7 million and $3.1 million for the years ended December 31, 2022, 2021 and 2020, respectively. The provider excess insurance premiums less reimbursements are reported in medical claims expense in the consolidated statements of operations. Provider excess recoverables due are reported in other current assets in the consolidated balance sheets. As of December 31, 2022 and 2021, the Company’s provider excess insurance deductible was $0.4 million and $0.3 million per member, respectively, and covered up to a maximum of $5.0 million per member per calendar year.
Cost of Care, Excluding Depreciation and Amortization
Cost of care, excluding depreciation and amortization includes the costs we incur to operate our centers and care model, including care team and patient support employee-related costs (including stock-based compensation), occupancy costs, patient transportation, medical supplies, insurance, fees paid to specialists and other operating costs. These costs exclude any expenses associated with sales and marketing activities incurred at the local level to support our patient growth strategies, and excludes any allocation of our corporate, general and administrative expenses. Care team employees include medical doctors, nurse practitioners, physician assistants, registered nurses, scribes, medical assistants and phlebotomists. Patient support employees include practice managers, welcome coordinators and patient relationship managers.
Sales and Marketing
Sales and marketing expenses consist of employee-related expenses, including salaries, commissions, stock-based compensation and employee benefits costs, for all of our employees engaged in marketing, sales, community outreach and sales support. These employee-related expenses capture all costs for both our field-based and corporate sales and marketing teams. Sales and marketing expenses also includes central and community-based advertising to generate greater awareness, engagement, and retention among our current and prospective patients as well as the infrastructure required to support all our marketing efforts. Advertising and promotion costs are expensed as incurred and were $77.2 million, $54.4 million and $29.3 million, for the years ended December 31, 2022, 2021 and 2020, respectively, and are included in sales and marketing expenses in the consolidated statements of operations.
Corporate, General and Administrative
Corporate, general and administrative expenses include employee-related expenses, including salaries and related costs and stock/unit-based compensation for our executives, technology infrastructure, operations, clinical and quality support, finance, legal, human resources and development departments. In addition, general and administrative expenses include all corporate technology and occupancy costs.
Transaction Costs
The Company incurred costs related to private/public offerings and acquisitions. Total one-time costs expensed were $2.3 million, $5.9 million and $1.1 million for the years ended December 31, 2022, 2021 and 2020, respectively, and are included in corporate, general, and administrative expenses in the consolidated statements of operations.
Retirement Plan
The Company maintains a profit sharing and retirement savings 401(k) plan (the “401(k) Plan”) for full-time employees. Participants may elect to contribute to the 401(k) Plan, through payroll deductions, subject to Internal Revenue Service limitations. At its discretion, the Company makes 4% matching and/or profit-sharing contributions to the 401(k) Plan. The Company recorded expense of $10.3 million, $7.1 million, and $4.7 million in salaries and employee benefits in the accompanying consolidated statements of operations for the years ended December 31, 2022, 2021 and 2020, respectively, for discretionary matching and profit-sharing contributions to the 401(k) Plan.
Professional Liability
The physicians employed by the Physician Groups (or PC entities) were insured for professional liability exposure on a claims-made basis with a master insurance policy. The master policy renews in August of each year and newly employed physicians and terminating physicians are added to or removed from the coverage by endorsement, with premiums prorated to the next year’s expiration date. The limits of the coverage are $1.0 million each claim and $3.0 million in aggregate. Additional insureds on the policy include the PC entities, the physician employees and OSH MSO.
Stock & Unit-Based Compensation Expense
Post-IPO
Following the IPO, we account for stock-based compensation awards approved by our Board of Directors, including stock options and restricted stock units (“RSUs”), based on their estimated grant date fair value in accordance with ASC 718, Compensation—Stock Compensation. We estimate the fair value of our stock options using the Black-

Scholes option-pricing model. We estimate the fair value of our RSUs based on the fair value of the underlying common stock.
We recognize the fair value of stock options at the grant date, which vest based on continued service at a rate of 25% each year, over the requisite service period, which is generally four years. Options generally expire ten years from the date of the grant. We recognize the fair value of the RSUs at the grant date on a straight-line basis over the requisite period, which is generally four years. The related compensation expense is recorded straight line over the service period and reflects actual forfeitures as they occur. For stock options and restricted stock units that have both service and performance conditions, the related compensation expense also includes estimates regarding the probability of achieving the performance metrics. Compensation expense related to these awards are recorded over the requisite service period as achievement of the performance objective becomes probable. The Company reassesses the probability of vesting at each reporting period and adjusts compensation expense based on the probability assessment.
Pre-IPO

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
Net Loss Per Share

Prior to the IPO, the OSH LLC membership structure included pre-IPO units, some of which were investor units and profits interests. As part of the IPO and related restructuring transactions, all existing unitholders exchanged their membership interests in the limited liability company for common stock of Oak Street Health, Inc (see further discussion of the conversion in Notes 11 & 12).

The Company analyzed the calculation of earnings per unit for periods prior to the IPO and determined that it resulted in values that would not be meaningful to the users of these consolidated financial statements. Therefore, the basic and diluted earnings per share for the year ended December 31, 2020 is applicable only for the period from August 10, 2020 to December 31, 2020, which is the period following the IPO and presents the period that the Company had outstanding common stock.
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
In periods in which the Company reports a net loss attributable to common shareholders, the diluted net loss per share attributable to common stockholders is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period determined using the treasury stock method or the if-converted method, as appropriate. For purposes of this calculation, stock options, restricted stock units, restricted stock awards and contingently issuable shares under our Convertible Senior Notes are considered common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is anti-dilutive.
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
The Company considered the guidance in Accounting Standards Codification 250, Accounting Changes and Error Corrections as well as the guidance in SEC Staff Bulletin 99, Materiality and concluded that the error was immaterial to the Company's previously issued interim and annual consolidated financial statements. The Company has corrected the cumulative impact of the error. The table below summarizes the prior period impact recorded to the consolidated balance sheet as of December 31, 2022:

Adjustments
Operating lease right-of-use assets	95.8
Total assets	$95.8

Other liabilities	(1.5)
Total current liabilities	$(1.5)
Other long-term liabilities	(15.4)
Long-term operating lease liabilities	110.5
Total liabilities	$93.6
We recorded a decrease to cost of care, excluding depreciation and amortization, within the consolidated statements of operations of $2.2 million and impact of $0.01 to our net loss per share-basic and diluted for the year ended December 31, 2022. There was no impact to the consolidated statement of cash flows or the consolidated statements of equity/(deficit).
Recently Adopted Accounting Pronouncements
In October 2021, the FASB issued Accounting Standard Update ("ASU") 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The new guidance requires contract assets and liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers, as if it had originated the contracts. Under the current business combinations guidance, such assets and liabilities are recognized by the acquirer at fair value on the acquisition date. The new standard is effective for fiscal years beginning after December 15, 2022. Early adoption is permitted. The standard will not impact acquired contract assets or liabilities from business combinations occurring prior to the effective date of adoption. We elected to adopt this guidance early effective as of the year ended December 31, 2022 in connection with the Company’s acquisition of substantially all of the assets of CHW Cares Inc. ("CHW"), which was completed in the year ended 2022. The guidance was not applicable to the CHW acquisition as contract assets and liabilities were not acquired, and as such, the adoption did not have a material effect on our consolidated financial statements or notes to the consolidated financial statements. For more information about the CHW acquisition, see Note 5, "Business Combinations, Goodwill and Intangible Assets."

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
Recent Accounting Pronouncements Not Yet Adopted
In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820) of Equity Securities Subject to Contractual Sale Restrictions. The new guidance clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments also clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. The guidance is required to be adopted by public companies by January 1, 2024. The guidance is to be applied prospectively with adjustments resulting from the initial adoption recognized in earnings and disclosed. We do not anticipate this standard update will have a material impact on our consolidated financial statements or notes to the consolidated financial statements.

NOTE 3. REVENUE RECOGNITION
The Company earns revenue from our capitated arrangements and other revenue arrangements. Other revenue is comprised of care coordination and management arrangements, subscription license arrangements, fee for services and other arrangements. We disaggregate revenue from contracts with customers by service type within our consolidated statements of operations.
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
CMS pays capitation using a “risk adjustment model,” which compensates providers based on the health status (acuity) of each individual patient. Payors with higher acuity patients receive more, and those with lower acuity patients receive less. Under the risk adjustment model, capitation is paid on an interim basis based on enrollee data submitted for the preceding year and is adjusted in subsequent periods after the final data is compiled. As premiums are adjusted via this risk adjustment model, our PPPM payments will change in unison with how our payor partners’ premiums change with CMS. The Company determined the transaction price for these contracts is variable as it primarily includes PPPM fees which can fluctuate throughout the contract based on the acuity of each individual enrollee. Our capitated accounts receivable balances are carried at amounts the Company deems collectible. Accordingly, an allowance is provided based on credit losses expected over the contractual term. Accounts receivable are written off when they are deemed uncollectible. As of December 31, 2022 and December 31, 2021, no allowances were deemed necessary. The ultimate collectability of accounts receivable may differ from amounts estimated.
For the years ended December 31, 2022 and 2021, respectively, we estimate that we will receive an additional $67.1 million and $54.0 million for acuity-related adjustments in subsequent periods. In certain contracts, PPPM fees also include adjustments for items such as performance incentives or penalties based on the achievement of certain clinical quality metrics as contracted with payors. There were no material PPPM adjustments related to performance incentives or penalties for quality-related metrics for the years ended December 31, 2022, 2021, and 2020.
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
Certain third-party payor contracts include a Medicare Part D payment related to pharmacy claims, which is subject to risk sharing through accepted risk corridor provisions. Under certain agreements the fund risk allocation is established where the Company, as the contracted provider, receives only a portion of the risk and the associated surplus or deficit. The Company estimates and recognizes an adjustment to Part D capitated revenues related to these risk corridor provisions, based upon pharmacy claims experience to date, as if the annual risk contract were to terminate at the end of the reporting period. Medicare Part D comprised 2%, 2% and 2% of capitated revenues for the years ended December 31, 2022, 2021 and 2020, respectively. Medicare Part D comprised 3%, 2% and 3% of medical claims expense for the years ended December 31, 2022, 2021 and 2020, respectively.
The Company had agreements in place with the payors listed below, and payor sources of capitated revenue for each period were as follows:

	For the Years Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Humana	32%	36%	45%
Wellcare/Meridian	17%	17%	15%
Cigna-HealthSpring	6%	9%	11%
Other	45%	38%	29%
Other Revenue, Accounts Receivable and Contract Liabilities
Other revenue is comprised of ancillary fees earned under contracts with certain managed care organizations for the provision of certain care coordination service and management services, fee-for-service revenue, license subscriptions and fees and CARES Act grant income. The composition of other revenue for each period was as follows ($ in millions):

	For the Years Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Care coordination and care management services	$12.2	$24.7	$24.3
License subscription and other fees	9.7	1.9	—
CARES Act grant income	—	—	2.2
Fee for service	13.1	9.0	5.0
Total other revenue	$35.0	$35.6	$31.5
The Company has entered into multi-year agreements with Humana and its affiliates to provide services at certain centers to members covered by Humana. The agreements contain an administrative payment from Humana in exchange for the Company providing certain care coordination services during the term of the contract (“Care Coordination payment”). The Care Coordination payments are recognized in other revenue ratably over the length of the terms stated in the contracts and are refundable to Humana on a pro-rata basis if the Company ceases to provide services at the centers within the length of the term specified in the contracts. We have identified a single performance obligation to stand ready to provide care coordination services to our patients, which constitutes a series of distinct service increments. As of December 31, 2022 and 2021, the Company’s contract liabilities related to these payments totaled $37.6 million and $33.9 million, respectively. The short-term portion is recorded in other liabilities and the long-term portion is included in other long-term liabilities in the consolidated balance sheets.
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

Also included in the year ended December 31, 2021 care coordination and care management total above are revenues recognized related to the Accountable Care Organization (“ACO”) Medicare Shared Savings Program (“Shared Savings Program”). The Shared Savings Program offers providers an opportunity to create an ACO. An ACO agrees to be held accountable for the quality, cost and experience of care of an assigned Medicare fee-for-service beneficiary population. Within the Shared Savings Program, CMS enters into agreements with ACOs. ACOs may share savings with CMS when they lower growth in Medicare Parts A and B fee-for-service expenditures relative to their unique targets (i.e., benchmarks) while meeting quality of care performance standards, or in certain instances, owe losses to CMS when they have higher growth in Medicare Parts A and B fee-for-service expenditures relative to their benchmark. The Company received $4.9 million from CMS related to the Shared Savings Program for the year ended December 31, 2021.
The Company acquired RubiconMD Holdings, Inc. (“RMD”) on October 20, 2021 (see Note 5). RMD is a healthcare technology firm specializing in an online eConsult platform which enables primary care providers to easily access same-day insights from top specialists in order to provide better care for the patients. RMD primarily generates revenue through subscription licenses for its customers to access its eConsult platform. We have identified the performance obligation to be standing ready to provide access to our customers to the eConsult platform. Subscription license revenue is recognized when the performance obligation is met over time by either the straight-line method or when services are performed over the terms of the applicable contract. Other receivables include amounts due to us from our customers to utilize the e-Consult platform. The receivable balances are carried at amounts the Company deems collectible. Accordingly, an allowance is provided based on credit losses expected. Accounts receivable are written off when they are deemed uncollectible. As of December 31, 2022 and 2021, the Company has recorded immaterial allowances.
Fee-for-service revenue is primarily derived from healthcare services rendered to patients. The services provided by the Company have no fixed duration and can be terminated by the patient or the Company at any time, therefore each treatment is its own standalone contract. Services ordered by a healthcare provider during an office visit are not separately identifiable, and therefore have been combined into a single performance obligation for each contract. The Company recognizes revenue as its performance obligation is completed on the date of service. Fee-for-service revenue is recognized in the period in which services are provided at estimated net realizable amounts from patients, third-party payors and others. Other receivables include amounts due to us from Medicare plans for fee-for-service patients. The receivable balances are carried at amounts the Company deems collectible. Accordingly, an allowance is provided based on credit losses expected. Accounts receivable are written off when they are deemed uncollectible. As of December 31, 2022 and 2021, the Company has recorded immaterial allowances.
Remaining Performance Obligations
As our material performance obligations relate to contracts with a duration of one year or less, the Company elected the optional exemption in ASC 606-10-50-14(a). Therefore, the Company is not required to disclose the transaction price for the remaining performance obligations at the end of the reporting period or when the Company expects to recognize revenue. The Company had no material unsatisfied performance obligations at the end of the reporting periods as our patients typically are under no obligation to continue receiving services at our facilities.
NOTE 4. PROPERTY AND EQUIPMENT
Property and equipment consisted of the following as of ($ in millions):

	December 31, 2022	December 31, 2021
Leasehold improvements	$136.7	$88.1
Furniture and fixtures	9.3	5.7
Computer equipment	65.3	49.3
Internal use software	32.7	14.9
Office equipment	16.2	12.7
Construction in process	22.0	18.6
Total, at cost	282.2	189.3
Less accumulated depreciation	(78.1)	(44.5)
Property and equipment, net	$204.1	$144.8

The Company recorded depreciation expense of $33.5 million, $17.0 million and $10.8 million for the years ended December 31, 2022, 2021 and 2020, respectively. Included within depreciation expense, the Company recorded $4.0 million, $1.6 million and $0.4 million of internal use software costs for the years ended December 31, 2022, 2021 and 2020, respectively.
NOTE 5. BUSINESS COMBINATIONS, GOODWILL AND OTHER INTANGIBLE ASSETS
Acquisition of RubiconMD Holdings, Inc. (“Rubicon” or “RMD”)

On October 20, 2021, the Company acquired RubiconMD Holdings, Inc (RMD). RMD is a leading technology platform providing access to specialist expertise. The deal enables Oak Street Health to integrate virtual specialty care into our existing care model, which we expect to significantly streamline the referral process and better manage costs, enhance patient experience and provide comprehensive care far beyond traditional primary care.

The purchase price for the RMD acquisition consisted of (i) $134.7 million in cash after a final working capital adjustment of $0.2 million and (ii) $21.7 million fair value for contingent consideration (related to the $60.0 million maximum earn-out that the Company was obligated to pay during the fiscal year 2022 or 2023 should the acquired company achieve certain internal volumes in the year(s) following the acquisition). The Company estimated the fair value of the earn-out on the acquisition date and recorded a contingent consideration liability measured at the present value of the probability weighted consideration expected to be transferred. As of December 31, 2021, the Company recorded $9.3 million of the contingent consideration within other liabilities and $12.4 million within other long term liabilities on the consolidated balance sheets. The purchase price was allocated to $12.7 million of cash, $1.8 million of other assets, $8.6 million of identified intangible assets, $8.1 million of liabilities assumed with the remainder of the purchase price being recorded to goodwill of $141.6 million, after the PPA adjustment. The goodwill relating to this acquisition is primarily attributable to synergies related to medical costs and assembled workforce and is non-deductible for tax purposes. As of December 31, 2022, the purchase price allocation is considered final.

During the year ended December 31, 2022, RMD achieved the certain internal volumes required to earn the maximum earn-out consideration of $60.0 million, and the change in fair value of the contingent consideration liability was recorded in other income (expense) on the consolidated statement of operations. For the year ended December 31, 2022, the Company recorded $38.3 million within our other expenses as a result of RMD achieving the maximum earn-out consideration. For the total earn-out earned, the Company paid out $27.5 million in cash and issued $32.5 million of Oak Street Health common stock during the year ended December 31, 2022. Of the total cash paid of $27.5 million, $21.7 million had been recorded as a liability at the date of acquisition and presented as cash used in financing activities in the consolidated statement of cash flows for the year ended December 31, 2022 with remaining amount reflected as cash used in operating activities.
Acquisition of medical practices
On September 23, 2022, OSH acquired substantially all of the assets of CHW Cares Inc. ("CHW") for a total purchase price of $6.2 million, including contingent consideration with an estimated fair value of $0.2 million. The estimated fair value of the contingent consideration is recorded within other long-term liabilities. The maximum potential earn-out is $5.5 million dependent on internal metrics. As part of the CHW acquisition, the Company recorded $5.3 million of goodwill and is deductible for tax purposes. As of December 31, 2022, the purchase price allocation is considered final.

The Company additionally acquired two medical practices during the year ended December 31, 2021 for total consideration of $2.9 million.
Goodwill & Other Intangibles
The following table details the annual movements in goodwill:

(in millions)
Balance as of December 31, 2020	$9.6
Acquisitions and acquisition adjustments	143.3
Balance as of December 31, 2021	$152.9
Acquisitions and acquisition adjustments	5.1
Balance as of December 31, 2022	$158.0

Intangible assets with a finite useful life continue to be amortized over their useful lives. Gross intangible assets amounted to $12.5 million and $12.5 million at December 31, 2022 and 2021, respectively. Accumulated amortization related to intangible assets amount to $3.4 million and $1.7 million at December 31, 2022 and 2021, respectively. The Company recorded amortization expense of $1.7 million and $0.8 million for the years ended December 31, 2022 and 2021, respectively.
The remaining weighted average amortization period of finite-lived identifiable intangible assets is 5.5 years. The remaining estimated future amortization expense by year, as of December 31, 2022, is presented in the following table:

(in millions)
2023	$1.7
2024	1.7
2025	1.7
2026	1.7
2027	1.7
Thereafter	0.6
Estimated aggregate future intangible asset amortization	$9.1
NOTE 6. LIABILITY FOR UNPAID CLAIMS
The Company’s liabilities for unpaid claims were as follows ($ in millions):

	December 31, 2022	December 31, 2021
Balance, beginning of period	$556.3	$262.1
Incurred health care costs:
Current year	1,645.1	1,098.9
Prior years	(2.9)	8.6
Total claims incurred	$1,642.2	$1,107.5
Claims paid:
Current year	(827.5)	(552.5)
Prior years	(521.6)	(263.4)
Total claims paid	$(1,349.1)	$(815.9)
Adjustments to other claims-related liabilities	0.9	2.6
Balance, end of period	$850.3	$556.3
We assess the profitability of our managed care capitation arrangement to identify contracts where current operating results or forecasts indicate probable future losses. If anticipated future variable costs exceed anticipated future revenues, a premium deficiency reserve is recognized. No material premium deficiency reserves were recorded for the years ended December 31, 2022, 2021 and 2020.

The following tables provide information about incurred and paid claims development as of December 31, 2022 ($ in millions):

	Incurred Claims
	For the Years Ended
Claims Incurred Year	December 31, 2019	December 31, 2020	December 31, 2021	December 31, 2022
2019	$383.2	394.9	394.6	394.5
2020		604.9	613.7	616.6
2021			1,098.9	1,093.2
2022				1,645.1
Total				$3,749.4

	Cumulative Paid Claims
	For the Years Ended
Claims Incurred Year	December 31, 2019	December 31, 2020	December 31, 2021	December 31, 2022
2019	$226.6	383.2	394.6	394.5
2020		356.5	608.5	614.9
2021			552.5	1,067.8
2022				827.5
Total				$2,904.7
Other claims-related liabilities				5.6
Liability for unpaid claims				$850.3
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

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis ($ in millions):

	Fair Value Measurements as of December 31, 2022 using:			Fair Value Measurements as of December 31, 2021 using:
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Marketable debt securities:
Commercial paper	$88.4	$—	$—	$120.8	$—	$—
U.S. Treasury obligations	—	4.9	—	—	26.0	—
Corporate bonds	—	158.1	—	—	412.3	—
Asset-backed securities	—	14.3	—	—	99.2	—
Other	—	22.0	—	—	12.8	—
Total financial assets	$88.4	$199.3	$—	$120.8	$550.3	$—
Liabilities:
Contingent consideration[1]	—	—	0.2	—	—	21.7
Total liabilities	$—	$—	$0.2	$—	$—	$21.7
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
The fair value of the Company's Convertible Senior Notes was $702.0 million and $752.7 million as of December 31, 2022 and 2021, respectively, and classified within Level 2 of the fair value hierarchy as the valuation inputs are based on quoted prices in an inactive market on the last day in the reporting period. The carrying value of the Convertible Senior Notes was $905.8 million and $901.4 million as of December 31, 2022 and 2021, respectively, which is net of unamortized debt issuance and offering costs.
As of December 31, 2022, the carrying value of the Company's Term Loan is $72.8 million, net of debt issuance costs, which approximates fair value as the variable interest rate re-prices frequently. The fair value of the Term Loan is classified within Level 2 of the fair value hierarchy. For more information about the Term Loan, see Note 8, “Long-Term Debt.”
During the years ended December 31, 2022 and 2021, there were no transfers between Levels 1, 2 and 3.
Investments
On December 31, 2022 and 2021, the Company’s marketable debt securities classified as available-for-sale were as follows ($ in millions):

	December 31, 2022			December 31, 2021
	Amortized cost	Gross unrealized gains (losses)	Fair value	Amortized cost	Gross unrealized gains (losses)	Fair value
Marketable debt securities:
Commercial paper	$88.5	$(0.1)	$88.4	$120.9	$(0.1)	$120.8
U.S. Treasury obligations	4.9	0.0	4.9	26.0	—	26.0
Corporate bonds	160.0	(1.9)	158.1	413.4	(1.1)	412.3
Asset-backed securities	14.4	(0.1)	14.3	99.4	(0.2)	99.2
Other	22.1	(0.1)	22.0	12.8	—	12.8
Total marketable debt securities	$289.9	$(2.2)	$287.7	$672.5	$(1.4)	$671.1
These investments in marketable debt securities carry maturity dates between less than one year and five years from date of purchase. The net realized gains and losses were immaterial during the years ended December 31, 2022 and 2021. We do not intend to sell these investments, and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost basis. We did not record an allowance for credit losses as of December 31, 2022 and 2021 as no losses were determined to be caused by credit losses.
NOTE 8. LONG-TERM DEBT
The following table is a summary of the Company’s borrowings as of December 31, 2022 and 2021 ($ in millions):

	December 31, 2022	December 31, 2021
Liability component:
Convertible Notes Principal	$920.0	$920.0
Term Loan Principal	75.0	—
Total Principal	995.0	920.0
Less: Convertible Notes debt issuance costs, net of amortization	$(14.2)	$(18.6)
Less: Term Loan debt issuance costs, net of amortization	$(2.2)	—
Total debt issuance costs, net of amortization	$(16.4)	$(18.6)
Net carrying amount	$978.6	$901.4
Equity component recorded at issuance:
Capped call transactions	$123.6	$123.6
Term Loan

On September 30, 2022, the Company and certain of its subsidiaries entered into the Loan Agreement with Hercules Capital, Inc., as administrative and collateral agent and a lender, Silicon Valley Bank and other lenders from time to time party thereto. The Loan Agreement provides the Company with a Term Loan Facility of up to $300.0 million to be funded in five committed tranches available to be drawn at the Company’s option during the specified time period. Under Tranche A (available from September 30, 2022 ("Closing") until March 31, 2023), the Company was required to draw down $75.0 million upon Closing and may draw up to an additional $25.0 million. Under Tranche B (available from Closing until December 15, 2023), the Company may borrow up to $50.0 million in $25.0 million increments. Under Tranche C (available from January 1, 2024 until June 30, 2024), the Company may borrow up to $50.0 million in $25.0 million increments. Under Tranche D (available from the earlier of (a) the date on which Tranche C is fully drawn, (b) July 1, 2024 and (c) subject to the approval by the lenders' investment committee(s) in their sole and unfettered discretion, any date prior thereto until December 15, 2024), the Company may borrow up to $75.0 million in $25.0 million increments. Under Tranche E (available from Closing until June 1, 2025), the Company may borrow up to $25.0 million subject to the approval of the individual lenders' investment committee(s) in their sole and unfettered discretion. If the Company does not elect to draw the entire principal amount available under the Tranche B, C or D during the applicable drawdown period, then any such undrawn portion will be added to the aggregate principal amount available under Tranche E. The obligations under the Term Loan Facility are secured by a first priority perfected security interest in substantially all of the assets of the Company, subject to certain limitations and exceptions. The Term Loan Facility is scheduled to mature on October 1, 2027, subject to a springing maturity date of September 1, 2025 if, prior to June 1, 2025, the Company’s Convertible Senior

Notes have not been (i) converted into equity interests of the Company, (ii) amended such that the scheduled maturity date of the Convertible Senior Notes is at least 180 days after the initial maturity date of the tranches of the Term Loans then in effect, or (iii) fully redeemed and extinguished.
The Term Loan interest rate will float and adjust as the prime rate changes from time to time. The Term Loan cash interest rate is equal to the greater of either 7.95%% or the prime rate plus 2.45%%. In addition, the principal balance of the Term Loans will bear “payment-in-kind” interest at the rate of 1.00% (“PIK Interest”), which PIK Interest will be added to the outstanding principal balance of the Term Loans and increase the outstanding principal balance of the Term Loans on each payment date. In addition, an end-of-term charge equal to 4.95% of the aggregate original principal amount of the Term Loans, due on the earlier of the maturity date of the Term Loans or the repayment of the Term Loans, is payable by the Company. Interest payments on the loan are due on the first day of each month.
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
Beginning on the earlier of (i) the reporting deadline of the Company’s fourth quarter 2023 financial statements under the Loan Agreement and (ii) the date at which more than $100.0 million in aggregate principal (excluding any paid-in-kind interest) is outstanding under the Term Loan Facility, the Company is required to maintain a specified trailing twelve-month platform contribution (as defined in the Loan Agreement), with the applicable platform contribution increasing over time and as the Company’s borrowings under the Term Loan Facility increase. On December 31, 2022, the financial covenant was not yet in effect.
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
The Convertible Senior Notes are convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding December 15, 2025, only under the following circumstances:
•during any calendar quarter ending after September 30, 2021, if our closing stock price is greater than or equal to 130% of the conversion price on each of at least 20 trading days (whether or not consecutive) of the last 30 consecutive trading days of the immediately preceding calendar quarter;
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
The Company recognized $4.4 million and $3.5 million related to the amortization of debt issuance and offering costs in interest expense, net on the consolidated statements of operations related to the Convertible Senior Notes for the years ended December 31, 2022 and 2021. The effective interest rate was 0.49% for the years ended December 31, 2022 and 2021.
NOTE 9. COMMITMENTS AND CONTINGENCIES
Contingencies
The Company is presently, and from time to time, subject to various claims, investigations, suits and other legal proceedings arising in the ordinary course of business. The Company currently believes that the outcomes of such proceedings, individually and in the aggregate, will not have a material adverse impact on its business, cash flows, financial position or results of operations. Any legal proceedings are subject to inherent uncertainties, and the Company’s view of these matters and its potential effects may change in the future.
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
On November 1, 2021, the Company received a civil investigative demand (“CID”) from the United States Department of Justice. According to the CID, the Department of Justice is investigating whether the Company may have violated the False Claims Act, 31 U.S.C. §§ 3729-3722. The CID requests certain documents and information related to the Company’s relationships with third-party marketing agents and related to the Company’s provision of free transportation to federal health care beneficiaries and requests information and documents related to such matters. We are continuing to cooperate with the Department of Justice in response to the CID. We are currently unable to predict the outcome of this investigation. Additionally, the Company cannot reasonably estimate the possible loss or range of loss that may result from this action. Regardless of the outcome, this inquiry has the potential to have an adverse impact on us due to any related defense and settlement costs, diversion of management resources and other factors.
On January 10, 2022, Reginald T. Allison, individually and on behalf of all others similarly situated, filed a putative class action lawsuit against the Company, Michael Pykosz, and Timothy Cook, two of the Company's largest stockholders and members of the Company's Board of Directors in the United States District Court for the Northern District of Illinois (Case No. 1:22-cv-00149). On March 25, 2022, Central Pennsylvania Teamsters Pension Fund – Defined Benefit Plan, Central Pennsylvania Teamsters Pension Fund – Retirement Income Plan 1987, and Boston Retirement System’s (collectively, the “Northeast Pension Funds”) were appointed as the lead plaintiffs in the case. On May 25, 2022, the Northeast Pension Funds along with an additional named plaintiff, the City of Dearborn Police & Fire Revised Retirement System, filed their consolidated amended and restated complaint (the “Amended Complaint”).
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

On July 25, 2022, the defendants filed a consolidated motion to dismiss the Amended Complaint. On September 26, 2022, the plaintiffs' opposition to that motion to dismiss was filed, and the defendants reply to that opposition was filed on October 26, 2022. On February 10, 2023, the Court ruled on the motion to dismiss, granting the Company's' motions to dismiss with respect to the plaintiffs' section 12(a)(2) claim and section 11 claim based on misrepresentations from the May 2021 secondary public offering, and denying the remainder of the motion. Additionally three stockholders, Joseph Miller, the Hialeah Employees' Retirement System and the Employees Retirement System of the City of St. Louis each filed, on November 7, 2022, January 5, 2023 and February 2, 2023, respectively, derivative actions in the Delaware Court of Chancery against certain of our officers and each of the members of Oak Street’s Board of Directors (collectively, “Defendants”) principally alleging breach of fiduciary duties and unjust enrichment. Generally, the complaint in each derivative action concerns those Defendants’ duties relating to certain outreach practices Oak Street allegedly engaged in and its patient transportation program, which are also matters that are the subject of the CID. The Company intends to continue to defend these claims vigorously. Given the uncertainty of litigation, the preliminary stage of the case, and the legal standards that must be met for success on the merits, the Company cannot reasonably estimate the possible loss or range of loss that may result from this action.
NOTE 10. LEASES
ASC 842 Disclosures
Operating and variable lease costs are included in cost of care, excluding depreciation and amortization and corporate, general and administrative expenses in the consolidated statements of operations. Variable lease costs are the portion of lease payments that are not fixed over the lease term. Variable lease costs include real estate payments that are adjusted periodically for inflation or other variables as well as payments for taxes, insurance, maintenance and other expenses. We expense variable lease costs as incurred. The Company elected to combine lease and non-lease components as a single lease component and not include short-term leases, defined as leases with an initial term of twelve months or less, in its consolidated balance sheets. The Company’s short-term leases are immaterial. The components of lease expense for the Company’s operating leases were as follows for the years ended December 31, 2022 and 2021 ($ in millions):

	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021
Operating lease cost[2]	$48.0	$21.2
Variable lease cost[2]	10.6	18.9
Total lease cost	$58.6	$40.1
[2]See Note 2 for discussion of the correction of an immaterial prior period error. The correction of the classification of leasehold improvements resulted in a prior period benefit recorded to operating lease costs during the year ended December 31, 2022. Additionally, as a result of the correction, certain variable lease expenses were re-classified as operating lease expenses during the year ended December 31, 2022. These corrections impacted the comparability of operating and variable lease costs year over year.

The Company entered into leases that resulted in $102.5 million and $65.6 million of right-of-use assets in exchange for operating lease obligations for the years ended December 31, 2022 and 2021, respectively.
The weighted-average remaining lease term and discount rate for operating lease liabilities included in the consolidated balance sheets are as follows:

	December 31, 2022	December 31, 2021
Weighted-average remaining lease term (in years)	8.7	9.9
Weighted-average discount rate	4.59%	4.17%
The table below presents the future minimum lease payments under the noncancelable operating leases as of December 31, 2022 ($ in millions):

2023	$49.6
2024	56.0
2025	55.2
2026	54.6
2027	54.6
2028	53.7
Thereafter	162.7
Total lease payments	$486.4
Less: imputed interest	(112.5)
Total operating lease liabilities	$373.9
Reported as:
Operating lease liabilities, current (1)	24.6
Long- term operating lease liabilities	349.3
Total operating lease liabilities	$373.9

(1) Included in other liabilities on the consolidated balance sheet
ASC 840 Disclosures
Prior to adoption of ASC 842 as of January 1, 2021, the Company accounted for its lease arrangements under ASC 840, Leases, with no ROU assets or lease liabilities being reflected on the consolidated balance sheets. Therefore, the Company recognized $20.1 million during the year ended December 31, 2020 included in the cost of care and corporate, general and administrative expenses in the consolidated statements of operations.

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
•General Atlantic LLC and Newlight Partners LP (the “Lead Sponsors”) contributed their respective investor units in the entities through which they currently hold interests in OSH LLC (“Sponsor Blockers”) to the Company in exchange for 126,278,767 shares of common stock in the Company, pursuant to a contribution and exchange agreement dated August 10, 2020 by and among the Company and the other signatories party thereto.
•OSH LLC merged pursuant to the merger agreement dated August 10, 2020 by and among the Company, OSH LLC and the other signatory thereto (the “Company Merger”) with and into a newly formed subsidiary of the Company, with OSH LLC surviving as a wholly owned subsidiary of the Company. Pursuant to the Company Merger, the other investors in OSH LLC received a total of 58,240,199 shares of common stock in the Company in exchange for their investor units in OSH LLC.
•OSH MH LLC, the entity through which our employees owned investor units in OSH LLC, merged pursuant to the merger agreement dated August 10, 2020 by and among the Company, OSH MH LLC and the other signatory party thereto (the “Management Merger”) with and into a newly formed subsidiary of the Company with OSH MH LLC surviving as a wholly owned subsidiary of the Company. Pursuant to the Management Merger, our employees received a total of 268,817 shares of common stock in the Company in exchange for their investor units in OSH MH LLC.
As a result of the above transactions, all units of redeemable investor units then outstanding, totaling 12,472,242 units as well as their undeclared and deemed dividends of $103.6 million, were converted into 184,787,783 shares of common stock and their carrying value, totaling $545.0 million was reclassified into stockholders’ equity on our consolidated balance sheets. See further discussion of the rights and characteristics below related to the investor units.
Redeemable Investor Units
Prior to the IPO, the redeemable investor units consisted of three classes: investor units I, investor units II and investor units III. Due to contingent redemption features, the investor units were presented as temporary equity in the mezzanine section of the consolidated balance sheets before the completion of the IPO.

The following table shows OSH LLC’s activity related to its investor units as of and for the periods ending:

	Investor Units I	Investor Units II	Investor Units III- A	Investor Units III- B	Investor Units III- C	Investor Units III D	Investor Units III E	Total

Outstanding, December 31, 2019	382,572	509,796	7,915,830	568,613	747,661	876,147	—	11,000,619
Issued	—	—	—	—	—	—	1,471,623	1,471,623
Conversion	(382,572)	(509,796)	(7,915,830)	(568,613)	(747,661)	(876,147)	(1,471,623)	(12,472,242)
Outstanding, December 31, 2020	—	—	—	—	—	—	—	—
In February 2020, OSH LLC issued 1,471,623 units of investor units III-E in exchange for $230.0 million. The price per unit was $156.29. There was $5.6 million in legal fees recorded as a reduction of equity as result of the capital raise.
Prior to the equity conversion that occurred as a result of the IPO, the redeemable investor units had the following rights and characteristics:
Dividends
Dividends were payable in cash, if declared, by OSH LLC’s Board of Directors or upon a liquidation, deemed liquidation event or as determined by the Board of Directors in its sole discretion. OSH LLC did not declare dividends for the years ended December 31, 2020, 2021, or 2022.
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
The following table shows accumulated dividends on the redeemable investor units on a cumulative basis as of the periods presented below:

	August 10, 2020*
	Units	Per Unit	Total
Series
Investor Units I	382,572	$8.53	$3.3
Investor Units II	509,796	10.15	5.2
Investor Units III-A – Issued prior to December 1, 2015	1,872,409	10.48	19.6
Investor Units III-A – Issued after December 1, 2015	6,043,421	7.90	47.7
Investor Units III-B	568,613	5.51	3.1
Investor Units III-C	747,661	11.34	8.5
Investor Units III-D	876,147	8.98	7.9
Investor Units III-E	1,471,623	5.64	8.3
			$103.6
*Note these accumulated dividends were included in the pre-IPO equity conversion to common stock discussed in the section “Pre-IPO Equity Conversion” above. As a result, there were no remaining accumulated dividends as of December 31, 2022 and 2021.

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
•Pursuant to the Company Merger, the investors in OSH LLC received a total of 226,940 shares of common stock in the Company in exchange for their incentive units in OSH LLC.
•Pursuant to the Management Merger, our employees received a total of 37,884,061 shares of common stock, 22,612,472 of which are subject to service-based vesting (RSAs), and also received 14,313,416 options to purchase common stock of the Company at a strike price equal to the IPO price in exchange for their founders’ units and profits interests in OSH MH LLC.
As a result of the above mentioned conversion, all units of members’ capital (founders’ units, incentive units and profits interests) then outstanding, totaling 3,456,634 were converted into 38,111,001 shares of common stock, 22,612,472 of which are considered RSAs. The carrying value of $7.0 million was reclassified into common stock and additional paid in capital on our consolidated balance sheet.
2020 Tender Offer
Upon OSH LLC’s Board of Directors’ approval, OSH LLC issued a Tender Offer to Purchase for cash dated March 30, 2020 (the “2020 Tender Offer”) which expired on April. 27, 2020 up to $20.0 million of eligible units at a purchase price of $156.29 per eligible unit. Founders’ units, incentive units and profits interests that were not subject to vesting or risk of forfeiture and, if there was a hurdle value applicable to the profits interests, that were awarded prior to March 30, 2018, were eligible to be tendered to OSH LLC for purchase. This 2020 Tender Offer allowed the directors, officers and employees (including the founders) the option to have their eligible units repurchased; unit holders were permitted to sell any number of any class of eligible units, subject to a 10% threshold. The 2020 Tender Offer was not conditioned on any minimum number of eligible units being tendered, and OSH LLC was not contractually obligated to redeem these units.
On Apr. 27, 2020, OSH LLC purchased all eligible units, other than profits interests subject to a hurdle value, at a price of $156.29 per eligible unit net to the sellers in cash, without interest. OSH LLC purchased profits interests that had a hurdle value at a price for each profits interests equal to the excess of $156.29 over the per profits interests amount of that hurdle value net to the sellers in cash, without interest. The purchase price offered in the 2020 Tender Offer for eligible units was the same for all classes of eligible units (other than profits interests, for which the purchase price was adjusted to reflect the applicable hurdle value), even though their relative priorities in distributions may differ. The following units were tendered to OSH LLC:

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
NOTE 13. STOCK AND UNIT-BASED COMPENSATION
Post-IPO Equity Awards
2020 Omnibus Incentive Plan
On August 5, 2020, the Company’s Board of Directors adopted the 2020 Omnibus Incentive Plan (the “2020 Plan,”). Under the 2020 Plan, employees, consultants and directors of our Company and our affiliates that perform services for us are eligible to receive awards. The 2020 Plan provides for the grant of incentive stock options (“ISOs”), non-statutory stock options (“NSOs”), stock appreciation rights, restricted stock awards (“RSAs”), performance awards, other share-based awards (including restricted stock units (“RSUs”)) and other cash-based awards. The maximum number of shares available for issuance under the 2020 Plan may not exceed 62,590,091 shares (subject to annual increases as approved by the Board of Directors).
Stock Options Activity
The following is a summary of stock option activity, excluding PSOs, as of and for the year ended December 31, 2022:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2021	14,945,566	$21.89	8.61	$177.2
Granted	1,892,035	17.05
Exercised	(745,982)	21.00
Canceled and forfeited	(559,538)	23.57
Outstanding, December 31, 2022	15,532,081	$21.28	7.73	$15.2
Options exercisable as of December 31, 2022	9,012,113	$21.32	7.57	4.6

The aggregate intrinsic value of options exercised for years ended December 31, 2022, 2021 and 2020 was $4.2 million, $1.9 million and $0.4 million, respectively. Aggregate intrinsic value represents the difference between the exercise price of the option and the closing price of the Company’s common stock on the date of exercise. The fair value of options granted for years ended December 31, 2022, 2021 and 2020 was $16.5 million, $10.0 million and $90.1 million respectively.
Valuation of Stock Options, excluding PSOs
The grant date fair value of stock options granted was estimated using a Black-Scholes option-pricing model with the following weighted average assumptions:

	December 31, 2022	December 31, 2021	December 31, 2020
Risk-free interest rate	1.92%	0.83%	0.31%
Volatility	50.46%	49.55%	64.98%
Expected term to expiration (years)	6.24	6.25	6.23
Expected dividend yield	0.00%	0.00%	0.00%
Estimated fair value	$8.74	$28.29	$6.07
Performance Stock Options Activity

During the year ended December 31, 2022, the Company granted PSOs to certain of its executives, with 50% of the option shares vesting at the end of year two and the remaining 50% of the option shares vesting at the end of year three, subject in each case to the satisfaction of certain performance-based conditions. The PSOs generally expire ten years from the date of the grant. The fair value of performance stock options granted for the year ended December 31, 2022 was $42.4 million.

The following is a summary of PSO activity as of and for the year ended December 31, 2022:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2021	—	$—	—	$—
Granted	4,551,505	17.46
Exercised	—	—
Canceled and forfeited	(195,271)	21.96
Outstanding, December 31, 2022	4,356,234	$17.45	8.95	$19.0
Options exercisable as of December 31, 2022	—	$—	—	—
Valuation of Performance Stock Options
The grant date fair value of PSOs was estimated using a Black-Scholes option-pricing model with the following weighted average assumptions:

December 31, 2022
Risk-free interest rate	2.48%
Volatility	51.37%
Expected term to expiration (years)	6.09
Expected dividend yield	0.00%
Estimated fair value	$9.32
The determination of fair value of stock options (ISOs and PSOs) on the date of grant using a Black-Scholes option-pricing model is affected by the estimated fair value of the Company’s common stock as well as assumptions regarding a number of variables that are complex, subjective and generally require significant judgement to determine. We calculate the expected term for our employee stock options based on the simplified method as we have insufficient historical data about exercise patterns. We base the risk-free interest rate on a traded zero-coupon U.S. Treasury bond with a term substantially equal to the option’s expected term.

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

RSU Activity

RSUs granted generally vest ratably over four years. The following is a summary of RSU transactions as of and for the year ended December 31, 2022:

	Unvested Shares	Grant Date Fair Value
Unvested, December 31, 2021	476,628	$47.30
Granted	2,651,309	17.76
Vested	(157,782)	40.78
Canceled and forfeited	(441,767)	21.28
Unvested, December 31, 2022	2,528,388	$21.53

During the years ended December 31, 2022, 2021, and 2020, the weighted average grant date fair value of RSUs granted was $17.76, $57.27, and $31.82, respectively.
PSU Activity

The Company granted PSUs to certain of its employees during the year ended December 31, 2022 with the units vesting in April 2023, subject in each case to the satisfaction of certain performance-based conditions. The following is a summary of PSU activity as of and for the year ended December 31, 2022:

	Unvested Shares	Grant Date Fair Value
Unvested, December 31, 2021	111,184	$33.73
Granted	455,426	23.66
Vested	—	—
Canceled and forfeited	(28,397)	24.17
Unvested, December 31, 2022	538,213	$28.03

During the year ended December 31, 2021, the weighted average grant date fair value of PSUs granted was $33.73. There were no PSUs granted during the year ended December 31, 2020.
RSA Activity
The RSAs were granted as part of the pre-IPO conversion (see Note 12).

The following is a summary of RSA transactions as of and for the year ended December 31, 2022:

	Unvested Shares	Grant Date Fair Value
Unvested, December 31, 2021	16,090,990	$14.71
Granted	—	—
Vested	(9,762,571)	15.34
Canceled and forfeited	(385,319)	16.66
Unvested, December 31, 2022	5,943,100	$13.54
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
During the years ended December 31, 2022 and December 31, 2021, 256,396 and 125,859 shares of common stock have been purchased under our ESPP. The shares purchased each offering period are distributed to the employees in the month following the end of the period.
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
The profits interests awards generally vested either over a requisite service period or were contingent upon a performance condition. OSH LLC granted 1,095,067 profits interests awards during the year ended December 31, 2020.

Prior to the closing of the IPO, the outstanding profits interests were converted into common stock, RSAs and options (see Note 12 for further discussion on the conversion).
The following is a summary of profits interests transactions as well as the profits interests outstanding as of and for the year ended December 31, 2020:

	Profits Interests	Weighted- Average Grant Date Fair Value

Outstanding, December 31, 2019	1,910,796	$12.68
Granted	1,095,067	55.03
Vested	271,710	8.96
Forfeited/Repurchased	(60,947)	9.75
Conversion	(2,944,916)	28.49
Outstanding, December 31, 2020	—	$—
Vested outstanding, December 31, 2020	—	—
Stock and Unit-Based Compensation Expense
The following table is a summary of stock-based compensation expense by function ($ in millions):

	For the Years Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Corporate, general and administrative	131.0	156.4	77.3
Sales and marketing	4.1	3.4	0.1
Cost of care	3.8	1.6	—
Total stock and unit-based compensation expense	138.9	161.4	77.4
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
As a result of this conversion and modification of vesting terms from Sponsor’s Exit to service-based vesting, the Company accounted for 984,560 RSAs and options as a Type III modification (the award was not probable to vest prior to the modification but it was probable of vesting under the modified condition). The stock compensation expense recorded for these modifications was $78.4 million, $116.3 million, and $49.5 million for the years ended December 31, 2022, 2021 and 2020 respectively.
As of December 31, 2022, the Company had approximately $88.7 million in unrecognized compensation expense related to all non-vested awards (RSAs, options, PSUs and RSUs) that will be recognized over the weighted-average period of 2.10 years. The total fair value of shares vested was $156.2 million, $17.2 million and $2.9 million for the years ended December 31, 2022, 2021 and 2020 respectively.
NOTE 14. INCOME TAX
Income tax benefit related to continuing operations differ from the amounts computed by applying the statutory income tax rate of 21% to pretax loss for the years ended December 31, 2022, 2021 and 2020, respectively, as follows ($ in millions):

	For the Years Ended
Income tax provision (benefit)	2022	2021	2020
At statutory rate	$(107.1)	$(87.5)	$(40.3)
State taxes	(27.8)	(12.4)	(2.4)
State valuation allowance	27.9	12.0	2.4
Federal valuation allowance	75.0	52.0	16.7
Transaction expenses	0.4	—	—
Stock/unit-based compensation	21.5	30.0	15.7
Partnership book losses not subject to tax	(2.0)	5.6	7.5
Earnout payments	8.3	—	—
Deferred tax true-up	0.1	(3.7)	—
Permanent items	3.9	2.1	0.4
Total deferred income tax provision (benefit)	$0.2	$(1.9)	$—
The deferred income tax provision of $0.2 million as of December 31, 2022 was comprised of federal income taxes for $0.1 million and state income taxes for $0.1 million. The deferred income tax benefit of $1.9 million as of December 31, 2021 was comprised of federal income taxes for $1.5 million and state income taxes for $0.4 million. As of December 31, 2022, 2021 and 2020, the Company had no unrecognized tax benefits.

Deferred Tax Assets and Liabilities
Deferred income taxes reflect the net tax effects of loss and credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets for federal and state income taxes as of December 31, 2022 and 2021 were as follows ($ in millions):

Deferred income tax assets:	2022	2021
Federal net operating loss carryforwards	$168.6	$102.2
State net operating loss carryforwards	54.5	30.3
Deferred revenue	8.6	7.4
Reserves and accruals	—	0.3
Stock/unit-based compensation	13.8	3.7
Interest expense limitation	4.8	4.6
Deferred rent	15.4	5.5
IBNR reserve	—	0.9
Payroll accruals	1.5	8.4
Allowance for doubtful accounts	1.1	0.8
Accrued professional fees	—	0.3
Other intangibles	0.3	2.5
Total deferred tax assets	$268.6	$166.9
Valuation allowance	$(262.5)	$(159.4)

Net deferred income tax assets	$6.1	$7.5

Deferred income tax liabilities:
Other intangibles	$(1.8)	$(2.2)
Fixed assets	(0.8)	(1.1)
Prepaids	(2.0)	(1.8)
Outside basis difference in a partnership	(1.7)	(2.4)
Net deferred income tax liabilities	$(6.3)	$(7.5)

Net deferred income taxes	$(0.2)	$—
Realization of our deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Because of our lack of U.S. earnings history, the net U.S. deferred tax assets have been materially offset by a valuation allowance.
In evaluating its ability to realize the net deferred tax assets, the Company considered all available positive and negative evidence, including its past operating results and the forecast of future market growth, forecasted earnings, future taxable income and prudent and feasible tax planning strategies. As of December 31, 2022 and 2021, the Company has recorded a valuation allowance of $(262.5) million and $(159.4) million, respectively, as the Company has concluded that it is not more likely than not the deferred tax assets will be realized. The valuation allowance increased by $103.1 million and $73.6 million for the years ended December 31, 2022 and 2021, respectively.
On December 31, 2022, the Company had federal and state net operating loss (“NOLs”) carryforwards of approximately $803.0 million and $764.7 million, respectively. The Federal NOLs arising in taxable years beginning before December 31, 2017, in the amount of $61.3 million, will begin to expire in the years 2033-2037. Federal NOLs rising in taxable years beginning after December 31, 2017, in the amount of $741.7 million, will be carried forward and have an indefinite life. However, the utilization of the NOLs carryforward is limited to 80% of taxable income. The state NOLs will begin expiring in 2032 and extend through 2040. On October. 20, 2021, the Company acquired 100% of the outstanding stock of Rubicon. This transaction resulted in the Company acquiring approximately $35.0 million and $25.0 million of Federal and State NOLs, respectively. These NOLs are subject to Section 382 limitations and are embedded within the totals above.
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
The Company remains subject to U.S. federal, state and local, or non-U.S., income tax examinations by tax authorities for all years before 2017 to the extent acquired carryover NOLs from 2013-2017 are utilized on the returns. As of December 31, 2022, the tax years 2019 through 2021 remain fully open in the U.S.
The Company recognizes interest and penalties related to income tax matters in income tax expense. The Company had no amounts accrued for interest or penalties for the years ended December 31, 2022 and 2021.
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
The tables below illustrate the VIE assets and liabilities and performance of the Physician Groups ($ in millions):

	December 31, 2022	December 31, 2021
Total assets	$1,002.0	$596.2
Total liabilities	$930.8	$564.4

	For the Years Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Total revenues	$2,150.1	$1,424.4	$865.3
Medical claims expense	1,643.2	1,107.4	615.9
Cost of care	220.7	149.2	63.8
Total operating expenses	$1,863.9	$1,256.6	$679.7
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
NOTE 16. RELATED PARTIES
Humana
Humana held over 5% of our common stock during the year ended December 31, 2021 but below 5% during the year ended December 31, 2022. Additionally, a Humana representative served on our Board of Directors from 2020 until his retirement, effective September 7, 2021. Humana no longer has a representative on the Board of Directors as of September 7, 2021. Therefore, Humana is no longer a related party for the year ending December 31, 2022, and as such, the Company has included prior year transaction amounts only on the consolidated balance sheet and consolidated statement of operations. During the years ended December 31, 2021 and 2020, our related party transactions with Humana included capitated managed care contracts, which resulted in capitated revenue and related receivables. Within the Company’s other revenue, revenues from Humana were included in both fee-for-service revenue and care coordination and care management revenue. The receivable associated with the fee-for-service revenue was recorded in other receivables. The unearned portion of the care coordination revenue was recorded as a contract liability in both the current and long-term other liabilities accounts. The Company also incurred medical claims expense related to the Humana payor contracts which were included in medical claims expense. Related unpaid claims were included in the liability for unpaid claims financial statement caption. The Humana Alliance Provision contains an arrangement for a license fee that is payable by the Company to Humana for the Company’s provision of health care services in certain centers owned or leased by Humana. The license fee is a reimbursement to Humana for its costs of owning or leasing and maintaining the centers, including rental payments, center maintenance or repair expenses, equipment expenses, special assessments, cost of upgrades, taxes, leasehold improvements and other expenses identified by Humana and was included in cost of care expenses, excluding depreciation and amortization in the consolidated statement of operations. The related liabilities were recorded within other liabilities on the consolidated balance sheet. We continued to have these transaction types with Humana during the year ended December 31, 2022, however, they are no longer considered related party transactions.
Blue Cross Blue Shield of Rhode Island
Blue Cross Blue Shield of Rhode Island (“BCBSRI”) owns 49.9% of our joint venture, OSH-RI, LLC, and one of our Board members served as president and CEO of BCBSRI through the year ended December 31, 2020. The Board member has not served in this role since 2020, and as such we have only presented 2020 information herein. Total capitated revenue associated with the BCBSRI payor contract was $11.3 million for the year ended December 31, 2020.

Total medical claims expenses related to the BCBSRI payor contract was $10.6 million for the year ended December 31, 2020.
NOTE 17. NET LOSS PER SHARE
The following table sets forth the computation of basic and diluted net loss per common share ($ in millions).

	For the Years Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Numerator:
Net loss	$(509.7)	$(414.6)	$(219.3)
Less: Net loss attributable to non-controlling interests	(0.5)	(5.2)	(4.1)
Less: Undeclared and deemed dividends attributable to unitholders prior to restructuring as part of IPO	—	—	(27.2)
Less: Net loss attributable to OSH LLC prior to restructuring as part of the IPO	—	—	(67.5)
Net loss attributable to OSH Inc. stockholders	(509.2)	(409.4)	(120.5)
Denominator:
Weighted average common stock outstanding - basic and diluted	230,132,551	222,553,237	218,825,324
Net loss per share – basic and diluted	$(2.21)	$(1.84)	$(0.55)
The Company’s potentially dilutive securities, which included outstanding stock options (including PSOs), unvested RSUs (including PSUs), unvested RSAs, shares to be issued under the ESPP and shares issuable upon conversion of our Convertible Senior Notes have been excluded from the computation of diluted net loss per share as the effect would reduce the net loss per share. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share was the same. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share for the periods indicated:

		For the Years Ended
		December 31, 2022	December 31, 2021	December 31, 2020
Stock options (including PSOs)		19,888,315	14,945,566	14,958,969
RSUs (including PSUs)		3,066,601	587,794	216,804
RSAs		5,943,100	16,090,990	21,599,118
Employee Stock Purchase Plan		95,207	63,284	—
Convertible Senior Notes	*	11,622,176	11,622,176	—
		40,615,399	43,309,810	36,774,891
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
NOTE 18. QUARTERLY FINANCIAL INFORMATION (unaudited)
The following table sets forth selected unaudited quarterly consolidated statements of operations data for each of the eight quarters in the fiscal years 2022 and 2021 ($ in millions). The information for each of these eight quarters has been prepared on the same basis as the audited annual consolidated financial statements included in this Annual Report on Form 10-K and, in the opinion of management, includes all adjustments, which consist only of normal recurring adjustments, necessary for the fair statement of the results of operations for these periods in accordance with GAAP. This data should be read in conjunction with the audited consolidated financial statements and related notes included in this Annual Report on Form 10-K.

	Quarter Ended
	12/31/2022	9/30/2022	6/30/2022	3/31/2022	12/31/2021	9/30/2021	6/30/2021	3/31/2021
Revenues:
Capitated revenue	$565.8	537.9	516.1	506.1	382.4	376.7	346.7	291.2
Other revenue	11.9	7.8	7.6	7.7	11.7	12.0	6.4	5.5
Total revenues	577.7	545.7	523.7	513.8	394.1	388.7	353.1	296.7

Operating expenses:
Medical claims expense	446.6	427.4	391.6	379.4	318.1	309.8	281.4	199.7
Cost of care, excluding depreciation and amortization	130.1	113.6	98.9	95.2	90.1	76.3	67.0	60.3
Sales and marketing	43.8	44.1	42.6	33.8	38.9	30.5	25.9	24.1
Corporate, general and administrative expenses	79.5	81.7	94.9	88.7	82.4	77.0	74.2	73.1
Depreciation and amortization	9.9	9.1	8.4	7.8	6.1	4.5	3.9	3.3
Total operating expenses	709.9	675.9	636.4	604.9	535.6	498.1	452.4	360.5

Loss from operations	(132.2)	(130.2)	(112.7)	(91.1)	(141.5)	(109.4)	(99.3)	(63.8)

Other income/(expense)
Interest expense, net	(1.4)	—	(0.5)	(0.6)	(0.7)	(0.6)	(1.0)	(0.2)
Other	(0.5)	(0.2)	(35.1)	(5.0)	—	—	—	—
Total other income/(expense)	(1.9)	(0.2)	(35.6)	(5.6)	(0.7)	(0.6)	(1.0)	(0.2)
Income before income taxes and non-controlling interests	(134.1)	(130.4)	(148.3)	(96.7)	(142.2)	(110.0)	(100.3)	(64.0)
Provision for income taxes	0.2	—	—	—	(1.9)	—	—	—
Net loss	$(134.3)	(130.4)	(148.3)	(96.7)	(140.3)	(110.0)	(100.3)	(64.0)

Net income/(loss) attributable to noncontrolling interests	(1.4)	0.3	0.8	(0.2)	(1.7)	(0.6)	(2.3)	(0.6)
Net loss attributable to the Company	$(132.9)	(130.7)	(149.1)	(96.5)	(138.6)	(109.4)	(98.0)	(63.4)
Net loss per share – basic and diluted	$(0.56)	(0.56)	(0.66)	(0.43)	(0.62)	(0.49)	$(0.44)	$(0.29)
NOTE 19. SUBSEQUENT EVENTS
Proposed Transaction with CVS Health

On February 7, 2023, the Company entered into the Merger Agreement with a subsidiary of CVS Health, pursuant to which (and subject to the terms and conditions in the Merger Agreement) such subsidiary of CVS Health will acquire all of the outstanding shares of the Company’s common stock in a transaction structured as a merger of an indirect wholly-owned subsidiary of CVS Health with and into the Company, with the Company continuing as a surviving corporation.

Under the terms of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of the Company's common stock that is issued and outstanding as of immediately prior to the Effective Time (other than shares of common stock (i) held by the Company as treasury stock as of immediately prior to the Effective Time, (ii) owned by such subsidiary of CVS Health or any of its subsidiaries (including Merger Sub) as of immediately prior to the Effective Time, (iii) owned by stockholders who have properly exercised appraisal rights under Delaware law and (iv) subject to outstanding Company restricted stock awards) will be automatically cancelled and converted into the right to receive $39.00 per share in cash, without interest thereon.

As a result of the Merger, the Company will become an indirect wholly-owned subsidiary of CVS Health. The completion of the Merger is subject to certain customary closing conditions, including, among others, the adoption of the Merger Agreement by the Company's stockholders and the expiration or termination of the applicable waiting period under the HSR Act.

The Merger Agreement contains certain customary termination rights for the Company and a subsidiary of CVS Health. If the Merger Agreement is terminated under certain specified circumstances and receipt of regulatory approval has not been obtained by such time, such subsidiary of CVS Health will be required to pay the Company a termination fee of $500 million. If the Merger Agreement is terminated under other certain specified circumstances, including due to the Company accepting a superior proposal, the Company will be required to pay such subsidiary of CVS Health a termination fee of $300 million.