Form 10-Q
period 2023-03-31
Oak Street Health, Inc.
filed 2023-05-09
CIK 1564406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________________
FORM 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 27, 2023, the registrant had 245,008,081 shares of Common Stock, $0.001 par value per share, outstanding.

EXPLANATORY NOTE

On May 2, 2023, Oak Street Health, Inc. (“Oak Street Health,” “OSH,” “we,” “us,” “our” or the “Company”) consummated the transactions contemplated by the Agreement and Plan of Merger, dated as of February 7, 2023 (the “Merger Agreement”), by and among Oak Street Health, CVS Pharmacy, Inc. (“CVS Pharmacy”), Halo Merger Sub Corp., an indirect wholly owned subsidiary of CVS Pharmacy (“Merger Sub”), and, solely for the limited purposes set forth therein, CVS Health Corporation ("CVS Health"). Pursuant to the terms and conditions set forth in the Merger Agreement, on May 2, 2023, Merger Sub merged with and into Oak Street Health, with Oak Street Health continuing as the surviving corporation (the “Merger”). Following consummation of the Merger, the New York Stock Exchange (the “NYSE”) filed a notification of removal from listing on Form 25 with the Securities and Exchange Commission (the “SEC”) with respect to the delisting and deregistration of the Common Stock, par value $0.001 per share, of Oak Street Health (the “Common Stock”). The shares of Common Stock ceased trading prior to the opening of the market on May 2, 2023, and are no longer listed on the NYSE. Accordingly, the Company is no longer a publicly traded company and is an indirect wholly-owned subsidiary of CVS Pharmacy. In addition, the Company intends to file with the SEC a Form 15 to suspend the reporting obligations of the Company under Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) on May 12, 2023, which, upon filling, will immediately suspend Oak Street Health's reporting obligations under the Exchange Act. Unless otherwise specified, the financial information included in Part 1 of this Quarterly Report on Form 10-Q, as well as the accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations, reflect the corporate status of the Company as it existed on March 31, 2023.

This Quarterly Report on Form 10-Q does not reflect any changes in the Company's operations, strategy or business plan that may occur as a result of the Merger and the Company becoming part of CVS Health.
FORWARD-LOOKING STATEMENTS

Throughout this Quarterly Report on Form 10-Q, we make “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements describe future expectations, plans, results or strategies and can often be identified by the use of terminology such as “may,” “will,” “estimate,” “intend,” “plan,” “continue,” “believe,” “expect,” “anticipate,” “target,” “should,” “could,” “potential,” “opportunity,” “goal” or similar terminology. The forward-looking statements contained in this Quarterly Report on Form 10-Q are generally set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” but may be found in other sections as well. These statements are based upon management’s current expectations, assumptions and estimates and are not guarantees of timing, future results or performance. Therefore, you should not rely on any of these forward-looking statements as predictions of future events. Actual results may differ materially from those contemplated in these statements due to a variety of risks and uncertainties and other factors.

We derive many of our forward-looking statements from our operating budgets and forecasts, which are based on many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are disclosed under the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K for the year-ended December 31, 2022 ("2022 Form 10-K") and this Quarterly Report on Form 10-Q. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements as well as other cautionary statements that are made from time to time in our other filings with the SEC and public communications. You should evaluate all forward-looking statements made in this Quarterly Report on Form 10-Q in the context of these risks and uncertainties.

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

PART I    FINANCIAL INFORMATION
Item 1.    FINANCIAL STATEMENTS
OAK STREET HEALTH, INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the quarterly period ended March 31, 2023
OAK STREET HEALTH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
($ in millions, except shares and per share data)

	March 31, 2023 (unaudited)	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$136.8	$137.9
Restricted cash	19.4	20.6
Other receivables, net	3.0	2.5
Capitated accounts receivable	1,215.4	894.0
Marketable debt securities	226.0	287.7
Prepaid expenses and other current assets	20.8	15.9
Total current assets	1,621.4	1,358.6
Property, plant and equipment, net	213.0	204.1
Operating right-of-use assets	313.5	317.6
Goodwill	158.0	158.0
Intangible assets, net	8.7	9.1
Other long-term assets	6.8	7.3
Total assets	$2,321.4	$2,054.7
Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$31.1	$17.1
Accrued compensation and benefits	65.7	52.7
Liability for unpaid claims	1,062.2	850.3
Other liabilities	44.1	43.0
Total current liabilities	1,203.1	963.1
Long-term debt	1,005.2	978.6
Long-term operating lease liabilities	350.0	349.3
Other long-term liabilities	29.8	31.0
Total liabilities	2,588.1	2,322.0
Commitments and contingencies (See Note 10)
Stockholders' deficit:
Preferred stock, par value $0.001; 50,000,000 shares authorized as of March 31, 2023 and December 31, 2022; no shares issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Common stock, par value $0.001; 500,000,000 shares authorized as of March 31, 2023 and December 31, 2022; 244,306,322 and 242,873,706 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	0.2	0.2
Additional paid-in capital	1,250.3	1,205.4
Accumulated other comprehensive loss	(0.8)	(2.2)
Accumulated deficit	(1,520.0)	(1,474.5)
Total stockholders' deficit allocated to Oak Street Health, Inc.	(270.3)	(271.1)
Non-controlling interests	3.6	3.8
Total stockholders' deficit	(266.7)	(267.3)
Total liabilities and stockholders' deficit	$2,321.4	$2,054.7
The accompanying notes are an integral part of these condensed consolidated financial statements.

OAK STREET HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
($ in millions, except shares and per share data)

	Three-Months Ended March 31,
	2023	2022
Revenues:
Capitated revenue	$743.2	$506.1
Other revenue	8.8	7.7
Total revenues	752.0	513.8
Operating expenses:
Medical claims expense	523.5	379.4
Cost of care, excluding depreciation and amortization	129.2	95.2
Sales and marketing	42.3	33.8
Corporate, general and administrative	89.9	88.7
Depreciation and amortization	10.5	7.8
Total operating expenses	795.4	604.9

Loss from operations	(43.4)	(91.1)

Other expense:
Interest expense, net	(0.6)	(0.6)
Other	(0.2)	(5.0)
Total other expense	(0.8)	(5.6)
Net loss	(44.2)	(96.7)

Net income/(loss) attributable to non-controlling interests	1.3	(0.2)
Net loss attributable to Oak Street Health, Inc.	$(45.5)	$(96.5)
Weighted average common shares outstanding - basic and diluted	238,093,465	225,645,420
Net loss per share – basic and diluted	$(0.19)	$(0.43)
The accompanying notes are an integral part of these condensed consolidated financial statements.

OAK STREET HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
($ in millions, except shares and per share data)

	Three-Months Ended March 31,
	2023	2022
Net loss	$(44.2)	$(96.7)
Other comprehensive loss:
Net unrealized gain/(loss) on marketable debt securities, net of tax	1.4	(3.0)
Comprehensive loss	(42.8)	(99.7)
Less: Comprehensive income/(loss) attributable to non-controlling interests	1.3	(0.2)
Comprehensive loss attributable to Oak Street Health, Inc.	$(44.1)	$(99.5)
The accompanying notes are an integral part of these condensed consolidated financial statements.

OAK STREET HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIT)
(Unaudited)
($ in millions, except shares and per share data)

	Three-Months Ended
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Equity/(Deficit)
	Shares Issued	Amount
Balances December 31, 2021	240,937,465	$0.2	1,017.9	$(965.3)	(1.4)	$4.6	$56.0
Issuance of Common Stock under the employee purchase plan	63,284	—	1.8	—	—	—	1.8
Issuance of Common Stock upon vesting of restricted stock units	49,395	—	—	—	—	—	—
Issuance of Common Stock upon exercise of options	116,539	—	2.2	—	—	—	2.2
Forfeitures	(88,446)	—	(1.2)	—	—	—	(1.2)
Shares withheld related to net settlement of stock based awards	(6,421)	—	—	—	—	—	—
Stock-based compensation	—	—	40.6	—	—	—	40.6
Dissolution of joint venture	—	—	(2.7)	—	—	0.6	(2.1)
Net unrealized loss on short-term marketable securities	—	—	—	—	(3.0)	—	(3.0)
Net loss	—	—	—	(96.5)	—	(0.2)	(96.7)
Balances March 31, 2022	241,071,816	0.2	1,058.6	(1,061.8)	(4.4)	5.0	$(2.4)
The accompanying notes are an integral part of these condensed consolidated financial statements.

OAK STREET HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIT)
(Unaudited)
($ in millions, except shares and per share data)

	Three-Months Ended
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Deficit
	Shares Issued	Amount
Balances December 31, 2022	242,873,706	$0.2	$1,205.4	$(1,474.5)	$(2.2)	$3.8	$(267.3)
Issuance of Common Stock upon exercise of options	952,273	—	19.4	—	—	—	19.4
Shares withheld related to net share settlement of stock based awards	(37,473)	—	(0.8)	—	—	—	(0.8)
Issuance of Common Stock under the employee purchase plan	95,207	—	1.5	—	—	—	1.5
Issuance of Common Stock upon vesting of restricted stock units	480,620	—	—	—	—	—	—
Forfeitures	(58,011)	—	(1.2)	—	—	—	(1.2)
Stock compensation expense	—	—	26.0	—	—	—	26.0
Payments to non-controlling interest	—	—	—	—	—	(1.5)	(1.5)
Net unrealized gain on short-term marketable securities	—	—	—	—	1.4	—	1.4
Net (Loss) Income	—	—	—	(45.5)	—	1.3	(44.2)
Balances March 31, 2023	244,306,322	$0.2	$1,250.3	$(1,520.0)	$(0.8)	$3.6	$(266.7)
The accompanying notes are an integral part of these condensed consolidated financial statements.

OAK STREET HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)
(Unaudited)

	Three-Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(44.2)	$(96.7)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on debt and related issuance costs	1.7	1.1
Accretion of discounts and amortization of premiums on short-term marketable securities, net	(0.8)	2.3
Fair value adjustment to contingent consideration	—	5.0
Depreciation and amortization	10.5	7.8
Non-cash operating lease costs	10.5	5.0
Stock-based compensation, net of forfeitures	24.8	39.4
Changes in assets and liabilities:
Accounts receivables	(321.9)	(136.9)
Other assets	(4.4)	(1.6)
Accounts payable and accrued compensation and benefits	26.2	4.3
Liability for unpaid claims	211.9	79.6
Operating lease liabilities	(5.7)	(4.5)
Other liabilities	(1.3)	4.0
Net cash used in operating activities	(92.7)	(91.2)

Cash flows from investing activities:
Proceeds from sales and maturities of marketable debt securities	146.0	288.2
Purchases of marketable debt securities	(82.1)	(174.2)
Purchases of property and equipment	(17.0)	(19.8)
Net cash provided by investing activities	46.9	94.2

Cash flows from financing activities:
Proceeds from borrowings on term loan, net	24.9	—
Capital distributions to non-controlling interests	(1.5)	—
Purchase of joint venture minority interest	—	(2.1)
Proceeds from exercise of options, net	18.6	2.2
Proceeds from issuance of Common Stock under the employee purchase plan	1.5	1.8
Net cash provided by financing activities	43.5	1.9

Net change in cash, cash equivalents and restricted cash	(2.3)	4.9
Cash, cash equivalents and restricted cash, beginning of period	158.5	120.4
Cash, cash equivalents and restricted cash, end of period	$156.2	$125.3
Supplemental non-cash disclosure
Additions to construction in process funded through accounts payable	6.3	9.2
The accompanying notes are an integral part of these condensed consolidated financial statements.

OAK STREET HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
The Company operates primary care centers serving Medicare beneficiaries. The Company, through its centers and management services organization, combines an innovative care model with superior patient experience. The Company invests resources into primary care to prevent unnecessary acute events and manage chronic illnesses. The Company engages Medicare eligible patients through the use of an innovative community outreach approach. Once patients are engaged, the Company integrates population health analytics, social support services and primary care into the care model to drive improved outcomes. The Company contracts with health plans to generate medical costs savings and realize a return on its investment in primary care. As of March 31, 2023, the Company operated 172 centers.
Merger with CVS Health
As more fully described in Note 13, the Company consummated the transactions contemplated by the Merger Agreement, and pursuant to the terms and conditions set forth in the Merger Agreement, on May 2, 2023, Merger Sub merged with and into the Company, with the Company continuing as the surviving corporation and existing as an indirect wholly owned subsidiary of CVS Pharmacy.

On May 2, 2023, at the effective time of the Merger (the “Effective Time”), each share of our Common Stock, issued and outstanding immediately prior to the Effective Time was automatically cancelled, extinguished and converted into the right to receive $39.00 in cash, without interest and less any applicable withholding taxes (the “Merger Consideration”). In connection with the Merger, the NYSE filed a Form 25 with the SEC regarding the removal of shares of our Common Stock from listing and the withdrawal of the registration of our Common Stock under Section 12(b) of the Exchange Act. Shares of the Company’s Common Stock were suspended from trading on the NYSE prior to the opening of trading on May 2, 2023. The Company intends to file with the SEC a Form 15 to suspend its reporting obligations under Sections 13 and 15(d) of the Exchange Act. Accordingly, as of the Effective Time, the Company no longer existed as a standalone public company.

Other than transaction expenses and related costs associated with the Merger of $6.5 million for the three-months ended March 31, 2023, the terms of the Merger Agreement did not impact our condensed consolidated financial statements.
Basis of Presentation and Consolidation
The accompanying unaudited interim condensed consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such regulations that would substantially duplicate the disclosures contained in the Company's annual audited consolidated financial statements. These financial statements have been prepared on a basis consistent with the accounting principles applied for the fiscal year ended December 31, 2022 in the Company’s 2022 Form 10-K filed with the SEC. In the opinion of management, all adjustments (consisting of all normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-months ended March 31, 2023 are not necessarily indicative of the results that may be expected any other interim period for or for the year ending December 31, 2023.
The condensed consolidated financial statements of the Company include the financial statements of all wholly owned subsidiaries and majority-owned or controlled companies, which include the variable interest entities (“VIE”) in which OSH has an interest and is the primary beneficiary. See Note 11, “Variable Interest Entities.” For those consolidated subsidiaries where our ownership is less than 100%, the portion of the net income or loss allocable to the non-controlling interests is reported as “Net income (loss) attributable to non-controlling interests” in the condensed consolidated statements of operations. Intercompany balances and transactions have been eliminated in consolidation.
In addition, Oak Street Health is the majority interest owner in two joint ventures: OSH-PCJ Joliet, LLC ("PCJ JV") and OSH-RI, LLC ("RI JV"), which are consolidated in the Company’s financial statements. In January 2022, the Company paid a former joint venture partner, Evangelical Services Corporation, $2.1 million to acquire its 49.9% ownership interest in OSH-ESC Joint Venture, LLC. As such, OSH owned 100% of this entity as of March 31, 2022, and the joint venture was effectively dissolved. During the three-months ended March 31, 2023, distributions were made from OSH-PCJ Joliet, LLC to Oak Street Health MSO, LLC, a subsidiary of the Company that holds 50.1% ownership interest in PCJ JV, and Primary Care Physicians of Joliet, an unaffiliated third party that holds 49.9% ownership interest in PCJ JV. Distributions made during the three-months ended March 31, 2023 and 2022 totaled $1.5 million and $0, respectively, to each owner.
There were no material related party transactions during the three-months ended March 31, 2023 and 2022 under ASC 850.
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
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company described its significant accounting policies in Note 2 of the notes to consolidated financial statements for the year ended December 31, 2022 included in its 2022 Form 10-K. During the three-months ended March 31, 2023, there were no significant changes to those accounting policies.

Recent Accounting Pronouncements Not Yet Adopted
In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820) of Equity Securities Subject to Contractual Sale Restrictions. The new guidance clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments also clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. The guidance is required to be adopted by January 1, 2024, and we do not anticipate the adoption of this will have a material impact on our consolidated financial statements or notes to the consolidated financial statements.
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
The Company additionally generates revenue by providing subscription licenses to its customers to access its eConsult platform, as well as providing integration, training and other ad-hoc services. We have identified the performance obligation to be standing ready to provide access to the eConsult platform. Subscription license revenue is recognized when the performance obligation is met over time by either the straight-line method or when services are performed over the terms of the applicable contract.
Capitated Revenue and Accounts Receivable
The Company has agreements in place with the payors listed below, and payor sources of capitated revenue for each period presented were as follows:

	Three-Months Ended March 31,
	2023	2022
Humana	32%	32%
Wellcare/Meridian	13%	16%
Other	55%	52%
Medicare Part D comprised 2% of capitated revenues for the three-months ended March 31, 2023 and March 31, 2022. Medicare Part D comprised 3% of medical claims expense for the three-months ended March 31, 2023 and 2% for the three-months ended March 31, 2022.
For the three-months ended March 31, 2023 and 2022, respectively, we estimate that we will receive an additional $69.1 million and $49.2 million for acuity-related adjustments to be received in subsequent periods. Under our capitated revenue arrangements, we receive a fixed fee per patient, per month ("PPPM") for services. In certain contracts, PPPM fees also include adjustments for items such as performance incentives or penalties based on the achievement of certain clinical quality metrics as contracted with payors. There were no material PPPM adjustments related to performance incentives/penalties for quality-related metrics for the three-months ended March 31, 2023 and March 31, 2022.
Other Revenue
The composition of other revenue for each period was as follows ($ in millions):

	Three-Months Ended March 31,
	2023	2022
Care coordination and care management services	$2.5	$1.7
License subscription and other fees	2.6	3.1
Fee for service	3.7	2.9
Total other revenue	$8.8	$7.7
As of March 31, 2023 and December 31, 2022, the Company’s contract liabilities related to the Humana care coordination payments totaled $36.3 million and $37.6 million, respectively. The short-term portion is recorded in other liabilities and the long-term portion is included in other long-term liabilities in the accompanying condensed consolidated balance sheets. As of March 31, 2023 and December 31, 2022, we recorded $7.0 million and $7.0 million of short-term contract liabilities, respectively, and $29.3 million and $30.6 million of long-term contract liabilities, respectively.
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
The following tables present information about the Company’s financial assets measured at fair value on a recurring basis ($ in millions):

	Fair Value Measurements as of March 31, 2023 using:			Fair Value Measurements as of December 31, 2022 using:
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Marketable debt securities:
Commercial paper	$75.4	$—	$—	$88.4	$—	$—
U.S. Treasury obligations	—	18.5	—	—	4.9	—
Corporate bonds	—	99.7	—	—	158.1	—
Asset-backed securities	—	3.5	—	—	14.3	—
Other	—	28.9	—	—	22.0	—
Total financial assets	$75.4	$150.6	$—	$88.4	$199.3	$—
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
The fair value of the Company's Convertible Senior Notes was $906.9 million and $702.0 million as of March 31, 2023 and December 31, 2022, respectively, and classified within Level 2 of the fair value hierarchy as the valuation inputs are based on quoted prices in an inactive market on the last day in the reporting period. The carrying value of the Convertible Senior Notes was $907.0 million and $905.8 million as of March 31, 2023 and December 31, 2022, respectively, which is net of unamortized debt issuance and offering costs.
The carrying value of the Company's Term Loan was $98.2 million and $72.8 million as of March 31, 2023 and December 31, 2022, respectively, which is net of debt issuance costs, and approximates fair value as the variable interest rate re-prices frequently. The fair value of the Term Loan is classified within Level 2 of the fair value hierarchy. For more information about the Convertible Senior Notes and Term Loan, see Note 8, “Long-Term Debt.”
During the three-months ended March 31, 2023 and 2022, there were no transfers between Levels 1, 2 and 3.

Investments
As of March 31, 2023 and December 31, 2022, the Company’s marketable debt securities classified as available-for-sale were as follows ($ in millions):

	March 31, 2023			December 31, 2022
	Amortized cost	Gross unrealized gains (losses)	Fair value	Amortized cost	Gross unrealized gains (losses)	Fair value
Marketable debt securities:
Commercial paper	$75.4	$—	$75.4	$88.5	$(0.1)	$88.4
U.S. Treasury obligations	18.5	—	18.5	4.9	0.0	4.9
Corporate bonds	100.5	(0.8)	99.7	160.0	(1.9)	158.1
Asset-backed securities	3.5	—	3.5	14.4	(0.1)	14.3
Other	28.9	—	28.9	22.1	(0.1)	22.0
Total marketable debt securities	$226.8	$(0.8)	$226.0	$289.9	$(2.2)	$287.7
These investments in marketable debt securities carry maturity dates of less than five years from the date of purchase. The net realized gains and losses were immaterial during the three-months ended March 31, 2023 and 2022. We do not intend to sell these investments, and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost basis. We did not record an allowance for credit losses as of March 31, 2023 or December 31, 2022 as no losses were determined to be caused by credit losses.
NOTE 5. BUSINESS COMBINATIONS, GOODWILL AND INTANGIBLE ASSETS
Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $158.0 million and $158.0 million at March 31, 2023 and December 31, 2022, respectively. All goodwill recorded in the condensed consolidated balance sheets is assigned to the Oak Street Health, Inc. reporting unit, which had a negative carrying value as of March 31, 2023 and December 31, 2022.
Intangible assets with a finite useful life continue to be amortized over their useful lives. Gross intangible assets amounted to $12.5 million and $12.5 million at March 31, 2023 and December 31, 2022, respectively. Accumulated amortization related to intangible assets amount to $3.8 million and $3.4 million at March 31, 2023 and December 31, 2022, respectively. The Company recorded amortization expense of $0.4 million and $0.4 million for the three-months ended March 31, 2023 and 2022, respectively.
The remaining weighted average amortization period of finite-lived intangible assets is 5.3 years. The remaining estimated future amortization expense by year, as of March 31, 2023, is presented in the following table:

(in millions)
2023	$1.7
2024	1.7
2025	1.7
2026	1.7
2027	1.7
Thereafter	0.2
Estimated aggregate future intangible asset amortization	$8.7
NOTE 6. LEASES
The components of lease expense for the Company’s operating leases were as follows for the three-months ended March 31, 2023 and March 31, 2022 ($ in millions):

	Three-Months Ended March 31,
	2023	2022
Operating lease cost	$13.8	$7.0
Variable lease cost	3.7	6.0
Total lease cost	$17.5	$13.0
The Company entered into operating leases that resulted in $6.7 million of right-of-use assets in exchange for operating lease obligations for the three-months ended March 31, 2023. The Company entered into operating leases that resulted in $22.7 million of right-of-use assets in exchange for operating lease obligations for the three-months ended March 31, 2022.
The weighted-average remaining lease term and discount rate for operating lease liabilities included in the condensed consolidated balance sheets are as follows:

	March 31, 2023	December 31, 2022
Weighted-average remaining lease term (in years)	8.6	8.7
Weighted-average discount rate	4.73%	4.59%
The table below presents the future minimum lease payments under the non-cancelable operating leases as of March 31, 2023 ($ in millions):

2023	$37.8
2024	55.3
2025	55.8
2026	56.8
2027	56.7
2028	55.8
Thereafter	176.2
Total lease payments	494.4
Less: imputed interest	(119.7)
Total operating lease liabilities	$374.7
Reported as:
Operating lease liabilities, current (1)	24.7
Operating lease liabilities, noncurrent	350.0
Total operating lease liabilities	$374.7

(1) Included in other liabilities on the condensed consolidated balance sheet

NOTE 7. LIABILITY FOR UNPAID CLAIMS
Activity within liabilities for unpaid claims was as follows for the three-months ended ($ in millions):

	March 31,
	2023	2022
Balance, beginning of period	$850.3	$556.3
Incurred health care costs:
Current year	530.5	377.7
Prior years	(8.3)	0.8
Total claims incurred	522.2	378.5
Claims paid:
Current year	(57.4)	(32.2)
Prior years	(254.0)	(268.0)
Total claims paid	(311.4)	(300.2)
Adjustments to other claims-related liabilities	1.1	1.3
Balance, end of period	$1,062.2	$635.9
We assess the profitability of our managed care capitation arrangements to identify contracts where current operating results or forecasts indicate probable future losses. If anticipated future variable costs exceed anticipated future revenues, a premium deficiency reserve is recognized. No material premium deficiency reserves were recorded as of March 31, 2023 and December 31, 2022.
NOTE 8. LONG-TERM DEBT
The following table is a summary of the Company's indebtedness as of March 31, 2023 and December 31, 2022 ($ in millions):

	March 31, 2023	December 31, 2022
Liability component:
Convertible Senior Notes Principal	$920.0	$920.0
Term Loan Principal	100.0	75.0
Total Principal	1,020.0	995.0
Less: Convertible Senior Notes debt issuance costs, net of amortization	(13.0)	(14.2)
Less: Term Loan debt issuance costs, net of amortization	(1.8)	(2.2)
Total debt issuance costs, net of amortization	(14.8)	(16.4)
Net carrying amount	$1,005.2	$978.6
Equity component recorded at issuance:
Capped call transactions	$123.6	$123.6
See Note 13 for further discussion of impact of the Merger that was consummated on May 2,2023 on the Company's debt balances as of March 31, 2023.
Term Loan Facility

On September 30, 2022, the Company and certain of its subsidiaries entered into a Loan Agreement with Hercules Capital, Inc., as administrative and collateral agent and lender, and Silicon Valley Bank ("SVB") and the other lenders from time to time parties thereto. The Loan Agreement provides the Company with a secured term loan facility of up to $300.0 million (the "Term Loan Facility") to be funded in five committed tranches, which each tranche of term loans (collectively, the "Term Loans") available to be drawn at the Company’s option during the specified time period. As required under the Loan Agreement, at the closing of the Loan Agreement on September 30, 2022 ("the Closing"), the Company borrowed $75.0 million under Tranche A and borrowed an additional $25.0 million under Tranche A as of March 31, 2023. Under Tranche B (which became available on the Closing until December 15, 2023), the Company may borrow up to $50.0 million in $25.0 million increments. Under Tranche C (which will become available on January 1, 2024 and remain available until June 30, 2024), the Company may borrow up to $50.0 million in $25.0 million increments. Under Tranche D (which will become available on the earlier of (a) the date on which Tranche C is fully drawn and (b) July 1, 2024, and remain available until December 15, 2024), the Company may borrow up to $75.0 million in $25.0 million increments. Under Tranche E (which became available on the Closing and will remain available until June 1, 2025), the Company may borrow up to $25.0 million subject to the approval of the individual lender. If the Company does not elect to draw the entire principal amount available under the Tranche B, C or D during the applicable drawdown period, then any such undrawn portion will be added to the aggregate principal amount available under Tranche E. The Company's obligations under the Term Loan Facility are secured by a perfected security interest in substantially all of the assets of the Company, subject to certain limitations and exceptions. The Term Loan Facility is scheduled to mature on October 1, 2027, subject to a springing maturity date of September 1, 2025 if, prior to June 1, 2025, the Company’s Convertible Senior Notes have not been (i) converted into equity interests of the Company, (ii) amended such that the scheduled maturity date of the Convertible Senior Notes is at least 180 days after the initial maturity date of the tranches of the Term Loans then in effect, or (iii) fully redeemed and extinguished.
The Term Loans bear interest at a rate equal to the greater of either 7.95% or the prime rate (as defined in the Loan Agreement) plus 2.45% per annum. In addition, the principal balance of the Term Loans bear “payment-in-kind” interest at the rate of 1.00% per annum (“PIK Interest”), which PIK Interest is added to the outstanding principal balance of the Term Loans and increases the outstanding principal balance of the Term Loans on each payment date. In addition, an end-of-term charge equal to 4.95% of the aggregate original principal amount of the Term Loans, due on the earlier of the maturity date of the Term Loans or the repayment of the Term Loans, is payable by the Company. Interest payments on the Term Loans are due on the first day of each month.
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
At March 31, 2023, the outstanding aggregate balance of the Term Loan, net of debt issuance costs was $98.2 million.
The Loan Agreement contains customary affirmative and negative covenants, including a requirement that the Company maintain all of its operating and deposit accounts with Silicon Valley Bank ("SVB"). In addition, beginning on the earlier of (i) the reporting deadline of the Company’s fourth quarter 2023 financial statements under the Loan Agreement and (ii) the date at which more than $100.0 million in aggregate principal (excluding any paid-in-kind interest) is outstanding under the Term Loan Facility, the Company is required to maintain a specified trailing twelve-month platform contribution (as defined in the Loan Agreement), with the applicable platform contribution increasing over time and as the Company’s borrowings under the Term Loan Facility increase. At March 31, 2023, the financial covenant was not yet in effect.
On March 10, 2023, the California Department of Financial Protection and Innovation took possession of and closed SVB, appointing the Federal Deposit Insurance Corporation (“FDIC”) as receiver. As receiver, the FDIC transferred all deposits and substantially all assets of the former SVB to a newly created "bridge bank" (Silicon Valley Bridge Bank, N.A.). On March 16, 2023, in light of the uncertainty surrounding SVB and its ability to continue operations, the Company transferred certain cash deposits from SVB bridge bank to other financial institutions. On April 4, 2023, the Company entered into a Default Waiver and First Amendment (the “Amendment”) to the Loan Agreement. Among other matters, the Amendment provides a waiver of any potential default under the Loan Agreement. The Company was in compliance with all of the applicable covenants under the Loan Agreement as of March 31, 2023. Refer to Note 13 for more detailed information.
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
Pursuant to the terms of the Indenture, the Convertible Senior Notes are convertible at the option of the holders, or may be called by the Company for redemption, upon the occurrence of certain circumstances. For additional information on the conversion provisions included in the Indenture, please see Note 8: Long-Term Debt, of the notes to the consolidated financial statements included in our 2022 Form 10-K. Based upon the reported sales price of our Common Stock during the last 30 consecutive trading days of the first quarter of 2023, the Convertible Senior Notes were not convertible by the holders on March 31, 2023 and will not be convertible until December 15, 2025.
The Company recognized $1.1 million and $1.1 million related to the amortization of debt issuance and offering costs in interest expense, net on the condensed consolidated statements of operations related to the Convertible Senior Notes for the three-months ended March 31, 2023 and 2022, respectively. The effective interest rate for both periods was 0.49%.
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

The following is a summary of stock option activity, excluding PSOs, as of and for the three-months ended March 31, 2023 ($ in millions):

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2022	15,532,081	$21.28	7.73	$15.2
Granted	—	—
Exercised	(952,273)	20.92
Cancelled	(117,167)	24.76
Outstanding, March 31, 2023	14,462,641	$21.27	7.55	$249.4
Options exercisable as of March 31, 2023	9,240,178	$21.36	7.41	$154.8
The aggregate intrinsic value of options exercised in each of the three-months ended March 31, 2023 and 2022 was $21.0 million, and $(1.6) million, respectively. Aggregate intrinsic value represents the difference between the exercise price of the option and the closing price of the Company’s Common Stock on the date of exercise. The fair value of options granted for the three-months ended March 31, 2022 was $12.5 million. No options were granted during the three-months ended March 31, 2023.
Performance Stock Options Activity

In February 2022, the Company granted PSOs to certain of its executives, with 50% of the option shares vesting at the end of year two and the remaining 50% of the option shares vesting at the end of year three, subject in each case to the satisfaction of certain performance-based conditions. The PSOs generally expire ten years from the date of the grant. The fair value of performance stock options granted for the three-months March 31, 2022 was $25.8 million. No performance stock options were granted during the three-months ended March 31, 2023.

The following is a summary of PSO activity as of and for the three-months ended March 31, 2023 ($ in millions):

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2022	4,356,234	$17.45	8.95	$19.0
Granted	—	—
Exercised	—	—
Adjustments	7,000	—
Cancelled	(18,000)	21.96
Outstanding, March 31, 2023	4,345,234	$17.43	9.1	$92.3
Options exercisable as of March 31, 2023	—	$—	—	—
RSU Activity

RSUs granted generally vest ratably over four years. The following is a summary of RSU transactions as of and for the three-months ended March 31, 2023:

	Unvested Shares	Grant Date Fair Value

Unvested, December 31, 2022	2,528,388	$21.53
Granted	2,747,183	33.19
Vested	(452,824)	19.65
Canceled and forfeited	(99,991)	20.46
Unvested, March 31, 2023	4,722,756	$28.48
PSU Activity

The Company granted PSUs to certain of its employees during the second quarter of 2022 that vested in April 2023. The following is a summary of PSU activity as of and for the three-months ended March 31, 2023:

	Unvested Shares	Grant Date Fair Value

Unvested, December 31, 2022	538,213	$28.03
Granted	11,663	—
Vested	(27,796)	44.97
Canceled and forfeited	(19,719)	22.13
Unvested, March 31, 2023	502,361	$44.97
RSA Activity
The RSAs were granted as part of the pre-IPO conversion. The following is a summary of RSA transactions as of and for the three-months ended March 31, 2023:

	Unvested Shares	Grant Date Fair Value

Unvested, December 31, 2022	5,943,100	$13.54
Granted	—	—
Vested	(801,201)	2.34
Canceled and forfeited	(58,011)	19.97
Unvested, March 31, 2023	5,083,888	$15.31
Employee Stock Purchase Plan
On August 5, 2020, the Board of Directors adopted, and the OSH LLC’s and OSH MH LLC’s majority unitholders approved, the 2022 Employee Stock Purchase Plan (the “ESPP”). The ESPP is more fully described in Note 13 to the consolidated financial statements included in our 2022 Form 10-K.
During the three-months ended March 31, 2023 and 2022, 95,207 shares and 63,284 shares, respectively, were purchased under the ESPP.
Stock-Based Compensation Expense
The following table is a summary of stock-based compensation expense by function ($ in millions):

	Three-Months Ended March 31,
	2023	2022
Cost of care, excluding depreciation and amortization	$2.3	$0.6
Sales and marketing	1.0	0.6
Corporate, general and administrative	21.5	38.2
Total	$24.8	$39.4
As of March 31, 2023, the Company had approximately $152.0 million in unrecognized compensation expense related to all non-vested awards (RSAs, ISOs, PSO, PSUs and RSUs) that will be recognized over the weighted-average period of 3.07 years.
NOTE 10. COMMITMENTS AND CONTINGENCIES
Contingencies
The Company is presently, and from time to time, subject to various claims, investigations, suits and other legal proceedings arising in the ordinary course of business. The Company currently believes that the outcomes of such proceedings, individually and in the aggregate, will not have a material adverse impact on its business, cash flows, financial position or results of operations. Any legal proceedings are subject to inherent uncertainties, and the Company’s view of these matters and its potential effects may change in the future. In accordance with applicable accounting standards, the Company establishes an accrued liability for loss contingencies related to legal and regulatory matters when the loss is both probable and reasonably estimable,
Uncertainties
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
On November 1, 2021, the Company received a civil investigative demand (“CID”) from the United States Department of Justice. According to the CID, the Department of Justice is investigating whether the Company may have violated the False Claims Act, 31 U.S.C. §§ 3729-3722. The CID requests certain documents and information related to the Company’s relationships with third-party marketing agents and related to the Company’s provision of free transportation to federal health care beneficiaries and requests information and documents related to such matters. We are continuing to cooperate with the Department of Justice in response to the CID and believe we have complied with all of the current information requests. We are currently unable to predict the outcome of this investigation. Additionally, the Company cannot reasonably estimate the possible loss or range of loss that may result from this action. Regardless of the outcome, this inquiry has the potential to have an adverse impact on us due to any related defense and settlement costs, diversion of management resources and other factors.
On January 10, 2022, Reginald T. Allison, individually and on behalf of all others similarly situated, filed a putative class action lawsuit against the Company, Michael Pykosz, our Chief Executive Officer and also a member of our Board of Directors, and Timothy Cook, our Chief Financial Officer, in the United States District Court for the Northern District of Illinois (Case No. 1:22-cv-00149). On March 25, 2022, Central Pennsylvania Teamsters Pension Fund – Defined Benefit Plan, Central Pennsylvania Teamsters Pension Fund – Retirement Income Plan 1987, and Boston Retirement System (collectively, the “Northeast Pension Funds”) were appointed as the lead plaintiffs in the case. On May 25, 2022, the Northeast Pension Funds along with an additional named plaintiff, the City of Dearborn Police & Fire Revised Retirement System, filed their consolidated amended and restated complaint (the “Amended Complaint”), adding two of the Company's largest stockholders and members of the Company's Board of Directors as defendants.
Plaintiffs allege that the Company and certain of its executive officers made false and/or misleading statements about patient acquisition tactics that purportedly violated the False Claims Act and U.S. federal Anti-Kickback Statute, and are purportedly the subject of the CID discussed above. The Amended Complaint includes two categories of claims: (1) claims under the Securities Exchange Act of 1934 based on allegedly misleading public statements throughout the class period of August 6, 2020 through November 8, 2021 (the “Exchange Act Claims”), and (2) claims under the Securities Act of 1933 based on allegedly misleading statements in the registration statements and prospectuses accompanying the IPO and secondary public offerings (the “Securities Act Claims”). The Exchange Act claims are asserted against the Company, Michael Pykosz and Timothy Cook and also against certain stockholders of as “control persons.” The Securities Act Claims are asserted against the same defendants as well as the underwriters of the Company’s public offerings, and the members of our Board of Directors who signed the registration statements related to such public offerings. The Amended Complaint seeks damages, interest, costs, attorneys’ fees and other unspecified equitable relief.

On July 25, 2022, the defendants filed a consolidated motion to dismiss the Amended Complaint. On September 26, 2022, the plaintiffs' opposition to that motion to dismiss was filed, and the defendants reply to that opposition was filed on October 26, 2022. On February 10, 2023, the Court ruled on the motion to dismiss, granting the Company's' motions to dismiss with respect to the plaintiffs' section 12(a)(2) claim and section 11 claim based on misrepresentations from the May 2021 secondary public offering, and denying the remainder of the motion. Additionally, three stockholders, Joseph Miller, the Hialeah Employees' Retirement System and the Employees Retirement System of the City of St. Louis each filed, on November 7, 2022, January 5, 2023 and February 2, 2023, respectively, derivative actions in the Delaware Court of Chancery against certain of our officers and each of the members of our Board of Directors (collectively, “Defendants”) principally alleging breach of fiduciary duties and unjust enrichment. Generally, the complaint in each derivative action concerns those Defendants’ duties relating to certain outreach practices the Company allegedly engaged in and its patient transportation program, which are also matters that are the subject of the CID. These cases have all been consolidated and stayed.

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
The tables below illustrate the VIE assets and liabilities and performance for the Physician Groups as of and for the periods ended ($ in millions):

	March 31, 2023	December 31, 2022
Total assets	$1,316.2	$1,002.0
Total liabilities	1,140.6	930.8

	Three-Months Ended March 31,
	2023	2022
Total revenues	$749.6	$511.4
Medical claims expense	522.1	378.5
Cost of care	68.0	47.6
Total operating expenses	$590.1	$426.1
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

NOTE 12. NET LOSS PER SHARE
The following table sets forth the computation of basic and diluted net loss per common share for the three-months ended March 31, 2023 and 2022 ($ in millions).

	Three-Months Ended March 31,
	2023	2022
Numerator:
Net loss	$(44.2)	$(96.7)
Less: Net income/(loss) attributable to non-controlling interests	1.3	(0.2)
Net loss attributable to Oak Street Health, Inc.	(45.5)	(96.5)
Denominator:
Weighted average common shares outstanding - basic and diluted	238,093,465	225,645,420
Net loss per share – basic and diluted	$(0.19)	$(0.43)
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

	Three-Months Ended March 31,
	2023	2022
Stock options	18,807,875	19,650,785
RSUs (including PSUs)	5,225,117	2,345,372
RSAs	5,083,888	14,966,634
Convertible Senior Notes	11,622,176	11,622,176
	40,739,056	48,584,967

NOTE 13. SUBSEQUENT EVENTS
Loan Amendment
On April 4, 2023, the Company entered into an Amendment to the Loan Agreement dated September 30, 2022 with Hercules Capital, Inc. as administrative and collateral agent and lender (the “Agent”), and SVB and the other lenders from time to time parties thereto (collectively with Agent in its capacity as a lender, the “Lenders”).

Among other matters, the Amendment provided a waiver of any potential default under the Loan Agreement related to the Company’s movement of certain cash deposits between financial institutions in March 2023, which were made intentionally by the Company during the recent period of uncertainty surrounding SVB and its ability to continue operations. The Amendment provides that the Company may maintain cash in certain accounts outside of SVB and its affiliates in an aggregate amount not to exceed $65.0 million. We were in compliance with terms of the Amendment as of March 31, 2023.

Delisting and Deregistration

On May 2, 2023, the Merger, as described in Note 1, was consummated. Also, on May 2, 2023, the NYSE filed a notification of removal from listing on Form 25 with the SEC with respect to the delisting and deregistration of the Company’s Common Stock. Our shares of common stock ceased trading prior to the opening of the market on May 2, 2023, and are no longer listed on the NYSE. Accordingly, the Company is no longer a publicly traded company. In addition, on May 12, 2023, the Company intends to file with the SEC a Form 15, which, upon filing, will immediately suspend the reporting obligations of the Company under Sections 13(a) and 15(d) of the Exchange Act.

Treatment of Outstanding Debt in Connection with the Merger

At the Effective Time, CVS Pharmacy repaid and discharged in full the amount outstanding under the Term Loan Facility. All commitments and obligations pursuant to such indebtedness have been terminated in full (other than indemnities and other contingent obligations expressly meant to survive termination).

On May 2, 2023, the Company entered into the first supplemental indenture to the Indenture (the “Supplemental Indenture”) pursuant to which the right to convert each $1,000 principal amount of Convertible Senior Notes into shares of Common Stock was changed to a right to convert such principal amount of Convertible Senior Notes into the Merger Consideration that a holder of a number of shares of Common Stock equal to the Conversion Rate (as defined in the Indenture) immediately prior to the Merger would have owned or been entitled to receive (the “Reference Property”), which Reference Property will be cash in an amount equal to $492.6792 per $1,000 principal amount of Convertible Senior Notes, in accordance with the Indenture, at any time from, and including, the date that the Merger became effective. In addition, the Merger constitutes a Fundamental Change (as defined in the Indenture) under the Indenture, giving the holders of the Convertible Senior Notes the right to require the Company to repurchase their Convertible Senior Notes, subject to the terms and conditions of the therein. Pursuant to the Indenture, the repurchase price for the Convertible Senior Notes will be an amount in cash equal to one hundred percent (100%) of the principal amount of the Convertible Senior Notes (or portions thereof) to be so repurchased, plus accrued and unpaid Special Interest (as defined in the Indenture) thereon to, but excluding, the Fundamental Change Repurchase Date (as defined in the Indenture). At the Effective Time, the capped call transactions were terminated pursuant to the agreements between the Company and each of the bank counterparties to the capped call transactions, with each bank counterparty paying to the Company, on or about May 2, 2023, an amount in cash as agreed between the Company and such bank counterparty.

Treatment of Outstanding Equity-Based Awards in Connection with the Merger

Each outstanding and unexercised option to purchase shares of Common Stock (for the purposes of this Note 13, an “Option”) with an exercise price per share less than $39.00 that was vested prior to the Effective Time or that, as a result of the Merger, became vested, as of the Effective Time (with any performance conditions applicable to such Option determined in accordance with the applicable award agreement as of immediately prior to the Effective Time), was, at the Effective Time, automatically cancelled and converted into the right to receive an amount in cash (without interest and subject to applicable tax withholdings) equal to the product of (i) the number of shares of Common Stock subject to such Option as of immediately prior to the Effective Time and (ii) the excess of $39.00 over the per share exercise price of such Option. At the Effective Time, each outstanding and unexercised Option with an exercise price per share equal to or greater than the $39.00, whether vested or unvested, was automatically cancelled for no consideration.

Each Option that was unvested at the Effective Time and not cancelled pursuant to the provisions described in the preceding paragraph was, at the Effective Time, automatically cancelled and converted into the contractual right to receive a payment in cash (without interest and subject to applicable tax withholdings) equal to the product of (i) the number of shares of Common Stock subject to such Option as of immediately prior to the Effective Time and (ii) the excess of $39.00 over the exercise price per share of such Option (each, a “Converted Option Cash Award”), and each Converted Option Cash Award was subject to the same terms and conditions (including applicable vesting provisions, but excluding exercise provisions) as applied to the corresponding Option immediately prior to the Effective Time and became payable in accordance with the original vesting schedule applicable to the corresponding Option, except that each Converted Option Cash Award provides that the unvested portion, if any, of such Converted Option Cash Award will immediately vest and become payable upon a termination of the holder’s employment or services without “cause” or a resignation by the holder for “good reason” that occurs within the 12-month period following the Effective Time.

Each Oak Street Health restricted stock award ("RSA") that was outstanding as of immediately prior to the Effective Time was, at the Effective Time, automatically assumed by CVS Pharmacy and converted into a corresponding CVS Health restricted stock award (each, an “Assumed RSA”) on the same terms and conditions (including applicable vesting and expiration provisions) as applied to each such RSA immediately prior to the Effective Time, except that each Assumed RSA covers a number of whole shares of CVS Health Common Stock equal to the product of (i) the number of shares of Common Stock underlying such Assumed RSA as of immediately prior to the Effective Time and (ii) the Equity Award Exchange Ratio (as defined below), and such Assumed RSA provides that the unvested portion, if any, of such Assumed RSA will immediately vest and settle upon a termination of the holder’s employment or services without “cause” or a resignation by the holder for “good reason” that occurs within the 12-month period following the Effective Time.

Each Oak Street Health restricted stock unit ("RSU") that was outstanding as of immediately prior to the Effective Time that was vested or, as a result of the Merger, became vested as of the Effective Time (in each case, with any performance conditions applicable to such RSU determined in accordance with the applicable award agreement as of immediately prior to the Effective Time), was, at the Effective Time, automatically cancelled and converted into the right to receive, an amount in cash (without interest and subject to applicable tax withholdings) equal to the product of (i) $39.00 and (ii) the number of shares of Common Stock subject to such RSU as of immediately prior to the Effective Time (a “Cash-Out RSU”).

Each RSU granted on or after February 7, 2023 that was outstanding and unvested as of the Effective Time was, at the Effective Time, automatically assumed by CVS Pharmacy and converted into a corresponding CVS Health restricted stock unit award (each, an “Assumed RSU Award”) on the same terms and conditions (including applicable vesting and expiration provisions) as applied to each such RSU immediately prior to the Effective Time, except that each Assumed RSU Award covers a number of whole shares of CVS Health Common Stock equal to the product of (i) the number of shares of Oak Street Health Common Stock underlying such RSU as of immediately prior to the Effective Time and (ii) the Equity Award Exchange Ratio.

Each RSU (other than Cash-Out RSUs and RSUs granted on or after February 7, 2023) that was outstanding and unvested as of the Effective Time was, at the Effective Time, automatically cancelled and converted into the contractual right to receive a payment in an amount of cash (without interest and subject to applicable tax withholdings) equal to the product of (i) $39.00 and (ii) the total number of shares of Common Stock subject to such RSU as of immediately prior to the Effective Time (each, a “Converted RSU Cash Award”), and each Converted RSU Cash Award is subject to the same terms and conditions (including time-based vesting) as applied to such RSU immediately prior to the Effective Time and will become payable in accordance with the original vesting schedule applicable to the corresponding RSU, except that each Converted RSU Cash Award provides that the unvested portion, if any, of such Converted RSU Cash Award will immediately vest and become payable upon a termination of the holder’s employment or services without “cause” or a resignation by the holder for “good reason” that occurs within the 12-month period following the Effective Time.

The “Equity Award Exchange Ratio” means the quotient obtained by dividing (i) $39.00 by (ii) the volume weighted average closing sale price (rounded to the nearest cent) of one share of CVS Health Common Stock as reported on the NYSE as reported on Bloomberg L.P. under the function “VWAP” (or, if not reported therein, in another authoritative source mutually selected by the parties) for the 10 consecutive trading days ending on (and including) the date that is two trading days immediately preceding the Effective Time (as adjusted as appropriate to reflect any stock splits, stock dividends, combinations, reorganizations, reclassifications or similar events), rounded to the nearest 0.0001.

Pursuant to the Merger Agreement, Oak Street Health took all actions necessary pursuant to the terms of the ESPP to, among other things, ensure each purchase right issued pursuant to the ESPP was fully exercised on the earlier of (x) the scheduled purchase date for such offering period and (y) the date that is no later than five business days prior to the Effective Time (with any participant payroll deductions not applied to the purchase of shares of Oak Street Health Common Stock returned to the participant). The ESPP was terminated effective immediately prior to the Effective Time.

Assumed RSAs and Assumed RSUs

Pursuant to the Merger Agreement, on May 2, 2023 CVS Health filed a registration statement on Form S-8 with respect to the issuance of the shares of CVS Health Common Stock subject to the Assumed RSAs and Assumed RSU Awards that are eligible to be registered on Form S-8.
ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis is intended to help the reader understand our business, financial condition, results of operations, liquidity and capital resources. This discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes as well as the section entitled “Risk Factors" included elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and the accompanying notes as well as the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2022 Form 10-K.
The discussion contains forward-looking statements about the business, operations and financial performance of the Company based on our current expectations that involves risks, uncertainties and assumptions. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed above in “Forward-Looking Statements,” as well as those discussed under the “Risk Factors” section in this Quarterly Report on Form 10-Q and our 2022 Form 10-K.
This discussion and analysis does not reflect any changes that may become relevant as a result of the Merger and the Company becoming a wholly-owned subsidiary of CVS Health.
Business Overview

Oak Street Health, Inc. (collectively referred to as “Oak Street Health,” “OSH,” “we,” “us,” “our” or the “Company”) was formed as a Delaware corporation on October 22, 2019 for the purpose of completing a public offering and related restructuring transactions (collectively referred to as the “IPO”) in order to carry on the business of Oak Street Health, LLC (“OSH LLC”) and its affiliates. As the managing member of OSH LLC, Oak Street Health, Inc. operates and controls all of the business affairs of OSH LLC and its affiliates. Prior to May 2, 2023, our Common Stock traded on the NYSE under the ticker symbol “OSH.” On May 2, 2023, the NYSE filed a notification of removal from listing on Form 25 with the SEC with respect to the delisting and deregistration of the Company’s Common Stock. Our shares of Common Stock ceased trading prior to the opening of the market on May 2, 2023 and is no longer listed on the NYSE.
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

As of March 31, 2023, the Company operated 172 centers across 21 states, which provided care for approximately 231,000 patients. We, together with our affiliated physician practice organizations, employ approximately 6,200 team members, including approximately 600 primary care providers. Our operations are organized and reported under one segment.

Merger with CVS Health

On February 7, 2023, the Company entered into the Merger Agreement with an indirect wholly owned subsidiary of CVS Pharmacy, pursuant to which (and subject to the terms and conditions in the Merger Agreement) such subsidiary of CVS Pharmacy will acquire all of the outstanding shares of the Company’s Common Stock in an all-cash transaction, representing an enterprise value of approximately $10.6 billion, structured as a merger of an indirect wholly-owned subsidiary of CVS Pharmacy with and into the Company, with the Company continuing as the surviving corporation.

At the Effective Time, by virtue of the Merger, each share of our shares of Common Stock issued and outstanding immediately prior to the Effective Time was automatically cancelled, extinguished and converted into the right to receive the Merger Consideration, without interest and less any applicable withholding taxes. In connection with the Merger, the NYSE filed a Form 25 with the SEC regarding the removal of shares of our Common Stock from listing and the withdrawal of the registration of our Common Stock under Section 12(b) of the Exchange Act. Shares of the Company’s Common Stock were suspended from trading on the NYSE prior to the opening of trading on May 2, 2023. The Company intends to file, on May 12, 2023, with the SEC a Form 15, which will immediately suspend the Company's reporting obligations under Sections 13 and 15(d) of the Exchange Act. Accordingly, as a result of the Merger, the Company became an indirect wholly-owned subsidiary of CVS Pharmacy, and as of the Effective Time, the Company no longer existed as a standalone public company.

Other than transaction expenses and related costs associated with the Merger of $6.5 million for the three-months ended March 31, 2023, the terms of the Merger Agreement did not impact our condensed consolidated financial statements.
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

As we are financially responsible for essentially all of the healthcare costs associated with our at-risk patients whether we provide that care or a third party provides that care, we suspect that the healthcare costs of patients infected with COVID-19 will be greater than had COVID-19 not occurred as costs directly related to COVID-19 persist. It is impossible, however, to know what other healthcare issues these patients may have encountered in their pre-COVID-19 lives and whether the COVID-19 costs are, or will be, greater or lesser than the costs these patients would otherwise incur. Because of the COVID-19 related volatility in medical cost data in 2020 and 2021 and the surge in COVID-19 cases at the end of 2021 and the first half of 2022, we do not believe that these periods can serve as a reliable basis for estimating our future performance and do not know what the impact from COVID-19 will be on medical costs in the future. Given these factors, per-patient medical costs may be greater in 2023 than the levels we experienced in our recent historical results. We do believe, however, that the impact of on per-patient revenue and medical claims related to COVID-19 that we expect to experience will not have a materially detrimental effect on our long-term financial performance in future periods.

The COVID-19 pandemic did not have a material impact on our results from operations, cash flows and financial position for the three-months ended March 31, 2023. The COVID-19 pandemic had an impact on our results from operations, cash flows and financial position for the three-months ended March 31, 2022, primarily as a result of an increase in cases in early 2022 due to the Omicron variant. Based upon claims paid to- date, our direct costs related to COVID-19 claims were approximately $102.5 million for the period from March 1, 2020 through March 31, 2023. We estimated that total COVID-19 claims incurred during the three-months ended March 31, 2023 were approximately $2.1 million, which represents a decrease from our direct COVID-19 claims of $10.0 million for the three-months March 31, 2022. Due to the uncertainty of COVID-19 infection and hospitalization rates, we cannot estimate any incremental COVID-19 related costs we may incur in future periods.

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

The US Department of Health and Human Services has announced that the coronavirus public health emergency will conclude on May 11, 2023. As part of the continuous coverage requirement, as part of the public health emergency, Medicaid recipients were neither disenrolled, nor required to complete the annual redetermination process that is typically necessary to verify ongoing eligibility. The Medicaid redetermination process restarted on April 1, 2023.

For additional information on the various risks posed by the COVID-19 pandemic, please see the “Risk Factors” section included in our 2022 Form 10-K.

Key Factors Affecting Our Performance

The following are the key factors that have historically affected the Company’s performance. Following the Merger, these factors will continue to be important considerations, but the key factors impacting the Company will change and new factors will become relevant as the Company becomes integrated within the CVS Health organization.
•Adding New Patients in Existing Centers: Our ability to add new patients is a key indicator of the market’s recognition of the attractiveness of the Oak Street Platform, both to our patients and Medicare Advantage ("MA") plan partners. As we add patients to our existing centers, we expect these patients to contribute incremental economics to Oak Street Health as we leverage our fixed cost base at each center. We grow our patient base through our own internal sales and marketing efforts as well as assignments from our MA plan partners. We grew our patient base from approximately 175,000 patients as of March 31, 2022 to approximately 231,000 as of March 31, 2023.
•Expand our Center Base within Existing and New Markets: We served approximately 231,000 patients as of March 31, 2023. We believe there is opportunity to expand in our existing markets through the acquisition of new patients to existing centers and addition of new centers.
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
•Effectively Manage the Cost of Care for Our Patients: The capitated nature of our contracts with payors requires us to prudently manage the medical expense of our patients. Our care model focuses on leveraging the primary care setting as a means of avoiding costly downstream healthcare costs, such as acute hospital admissions. Our patients, however, retain the freedom to seek care at emergency rooms or hospitals; we do not restrict their access to care beyond the limits of their MA plan. Therefore, we are liable for potentially large medical claims should we not effectively manage our patients' health.
•Center-Level Contribution Margin: Due to the significant fixed costs associated with operating and managing our centers and the increases we experience in patient contribution on a per-patient basis the longer a patient is part of the Oak Street Platform, we generate significantly better center-level contribution margins (defined as (i) total revenues generated within our centers, excluding Medicare Part D revenue minus (ii) the sum of (a) medical claims expense, excluding Medicare Part D related expenses, and (b) cost of care, excluding depreciation and amortization) as the patient base within our centers increases and matures and our costs decrease as a percent of revenue. As a result, the value of a center to our business increases over time. As we add patients and document their health conditions, we are able to more accurately assess risk scores. We expect close monitoring will result in higher risk scores, which will yield higher revenue from increased capitated payments.
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
Executive Summary
The following table presents key financial statistics for the three-months ended March 31, 2023 and 2022:

	Three-Months Ended March 31,
(dollars in millions)	2023	2022
Centers	172	140
Total patients	231,000	175,000
At-risk	177,000	124,000
Fee-for-service	54,000	51,000
Total revenues	$752.0	$513.8
Loss from operations[1]	$(43.4)	$(91.1)
Net loss[1]	$(44.2)	$(96.7)
Patient contribution (Non-GAAP)[2]	$219.7	$126.7
Platform contribution (Non-GAAP)[2]	$101.6	$39.8
Adjusted EBITDA (Non-GAAP)[2]	$0.5	$(42.4)
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
Total Patients
Total patients includes both at-risk MA and ACO Reach patients (those patients for whom we are financially responsible for their total healthcare costs) as well as fee-for-service Medicare patients (those patients for whom our affiliated medical groups submit claims to the federal government for direct reimbursement under the Medicare program or to MA plans with which we do not have value-based arrangements). We define our total at-risk patients as at-risk patients who have selected one of our affiliated medical groups as their provider of primary care medical services or have been aligned under the ACO Reach program as of the end of a particular period. We define our total fee-for-service Medicare patients as fee-for-service Medicare patients who come to one of our centers for medical care at least once per year. A fee-for-service patient continues to be included in our patient count until the earlier to occur of (a) more than one year since the patient’s last visit, (b) the patient communicates a desire to stop receiving care from us or (c) the patient passes away.
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
We provide investors and other users of our financial information with reconciliations of patient contribution, platform contribution and adjusted EBITDA to loss from operations and net loss, respectively. We encourage investors and others to review our financial information in its entirety, not to rely on any single financial measure and to view patient contribution, platform contribution and adjusted EBITDA in conjunction with gross profit and net loss, respectively.
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
Adjusted EBITDA
We define adjusted EBITDA as net loss excluding interest expense, net; other income (expense); income taxes; fair value adjustments related to assets and liabilities recorded in purchase accounting such as earn-out liabilities and intangibles and related to impairment of such investments; depreciation and amortization; transaction/offering costs; one-time in nature litigation costs and stock-based compensation. We include adjusted EBITDA in this Quarterly Report on Form 10-Q because it is an important measure upon which our management assesses and believes investors should assess our operating performance. We also consider adjusted EBITDA to be an important measure because it helps illustrate underlying trends in our business and our historical operating performance on a more consistent basis.

Results of Operations
The following tables set forth our results of operations for the periods presented and as a percentage of our total revenues for those periods.

	Three-Months Ended March 31,
(dollars in millions)	2023	2022	% Change
Revenues:
Capitated revenue	$743.2	$506.1	47%
Other revenue	$8.8	$7.7	14%
Total revenues	$752.0	$513.8	46%
Operating expenses:
Medical claims expense	$523.5	$379.4	38%
Cost of care, excluding depreciation and amortization (1)	$129.2	$95.2	36%
Sales and marketing (2)	$42.3	$33.8	26%
Corporate, general and administrative (3)	$89.9	$88.7	1%
Depreciation and amortization	$10.5	$7.8	35%
Total operating expenses	$795.4	$604.9	31%
Loss from operations	$(43.4)	$(91.1)	(52)%
Other expense:
Interest expense, net	(0.6)	(0.6)	—%
Other	(0.2)	(5.0)	100%
Total other expense	(0.8)	(5.6)	(89)%
Net loss	(44.2)	(96.7)	(54)%
Net income/(loss) attributable to non-controlling interests	1.3	(0.2)	(744)%
Net loss attributable to the Company	(45.5)	(96.5)	(54)%
(1) Includes stock-based compensation, as follows:	2.3	0.6	281%
(2) Includes stock-based compensation, as follows:	1.0	0.6	63%
(3) Includes stock-based compensation, as follows:	21.5	38.2	(44)%

	Three-Months Ended March 31,
	2023	2022
Revenues:
Capitated revenue	99%	99%
Other revenue	1%	1%
Total revenues	100%	100%
Operating expenses:
Medical claims expense	70%	74%
Cost of care, excluding depreciation and amortization	17%	19%
Sales and marketing	6%	7%
Corporate, general and administrative	12%	17%
Depreciation and amortization	1%	2%
Total operating expenses	106%	118%
Loss from operations	(6)%	(18)%
Other income/(expense):
Interest expense, net	—%	—%
Other	—%	(1)%
Total other expense	—%	(1)%
Net loss	(6)%	(19)%
Net income/(loss) attributable to non-controlling interests	0%	—%
Net loss attributable to the Company	(6)%	(19)%
Total Revenues

	Three-Months Ended March 31,		Change
(dollars in millions)	2023	2022	$	%
Revenues:
Capitated revenue	$743.2	$506.1	$237.1	47%
Other revenue	8.8	7.7	1.1	14%
Total revenues	$752.0	$513.8	$238.2	46%
Capitated revenue was $743.2 million for the three-months ended March 31, 2023, an increase of $237.1 million, or 47%, compared to $506.1 million for the three-months ended March 31, 2022. This increase was driven primarily by a 43% increase in total patients under capitated arrangements and an increase in capitated revenue rates of 3%. We recorded a reduction in capitated revenue of $2.7 million related to prior periods for the three-months ended March 31, 2023 compared to a $3.4 million of incremental capitated revenue as of the three-months ended March 31, 2022, as a result of patient retroactivity and changes in acuity adjustments in both periods. When excluding the prior period revenue for the three-months ended March 31, 2023 and 2022, the year over year capitated revenue rate per patient increased by approximately 4%.

Operating Expenses

	Three-Months Ended March 31,		Change
(dollars in millions)	2023	2022	$	%
Medical claims expense	$523.5	$379.4	$144.1	38%
Cost of care, excluding depreciation and amortization	129.2	95.2	34.0	36%
Sales and marketing	42.3	33.8	8.5	26%
Corporate, general and administrative	89.9	88.7	1.2	1%
Depreciation and amortization	10.5	7.8	2.7	35%
Total operating expenses	$795.4	$604.9	$190.5	31%
Medical claims expense was $523.5 million or 70% of total revenues for the three-months ended March 31, 2023, an increase of $144.1 million, or 38%, compared to $379.4 million or 74% of total revenues for the three-months ended March 31, 2022. This increase was driven primarily by a 43% increase in total patients under capitated arrangements, slightly offset by a 3% decrease in cost per patient. For the three-months ended March 31, 2023, we recorded a reduction to medical claims expense of $8.3 million related to prior periods in comparison to incremental medical claims expenses of $0.8 million for the three-months ended March 31, 2022. When excluding these prior period costs for the three-months ended March 31, 2023 and 2022, the year over year medical claims expense per patient decreased by 2%.
Cost of care, excluding depreciation and amortization was $129.2 million or 17% of total revenues for the three-months ended March 31, 2023, an increase of $34.0 million or 36%, compared to $95.2 million or 19% of total revenues for the three-months ended March 31, 2022. The increase was primarily driven by increases in salaries and benefits of $23.4 million; occupancy costs of $5.3 million; and medical supplies and patient transportation costs of $3.5 million, due to growth in both the number of centers we operate and the number of team members supporting our larger patient base.
Sales and marketing expense was $42.3 million or 6% of total revenues for the three-months ended March 31, 2023, an increase of $8.5 million or 26%, compared to $33.8 million or 7% of total revenues for the three-months ended March 31, 2022. The increase was driven by greater advertising spend of $5.3 million to drive new patients to our clinics and net headcount growth of $2.9 million.
Corporate, general and administrative expense was $89.9 million or 12% of total revenues for the three-months ended March 31, 2023, an increase of $1.2 million, or 1%, compared to $88.7 million or 17% of total revenues for the three-months ended March 31, 2022. The increase was primarily driven by increases in salaries and benefits, excluding the impact of stock compensation expense, of $6.7 million and an increase in technology costs of $2.3 million. These increased costs can be primarily attributed to increased headcount to support our growth. Additionally, legal and professional fees increased by $7.1 million mainly in connection with the negotiation and execution of the Merger Agreement, as well as actions required to be taken to satisfy certain closing conditions related to the Merger. We note that the increase to total salaries and benefits was offset by a year over year decrease to stock compensation expense of $16.7 million. This reduction is due to the large amount of pre-IPO equity awards that fully vested during the third quarter of 2022. This significantly reduced the stock compensation expense for the three-months ended March 31, 2023 relative to 2022.
Depreciation and amortization expense was $10.5 million or 1% of total revenues for the three-months ended March 31, 2023, an increase of $2.7 million, or 35%, compared to $7.8 million or 2% of total revenues for the three-months ended March 31, 2022. The increase was primarily due to higher capital expenditures purchased to support the continued growth of our business as more centers are opened.
Other (Expense) Income

	Three-Months Ended March 31,		Change
(dollars in millions)	2023	2022	$	%
Other income (expense):
Interest expense, net	$(0.6)	$(0.6)	$—	—%
Other	(0.2)	(5.0)	4.8	(98)%
Total other expense	$(0.8)	$(5.6)	$4.8	(89)%

Other expense was $0.2 million for the three-months ended March 31, 2023, a decrease of $4.8 million, or 98%, compared to $5.0 million for the three-months ended March 31, 2022. The decrease was primarily due to a fair value adjustment of $4.5 million to the contingent consideration related to the acquisition of the Rubicon business in October 2021 recorded during the three-months ended March 31, 2022.
Non-GAAP Reconciliations
The following table provides a reconciliation of gross profit, the most closely comparable GAAP financial measure, to patient contribution. Gross profit is defined as total revenues less medical claims expense.

	Three-Months Ended March 31,
(dollars in millions)	2023	2022
Gross profit	$228.5	$134.4
Other revenue	(8.8)	(7.7)
Patient contribution	$219.7	$126.7
The following table is a reconciliation of gross profit, the most closely comparable GAAP financial measure, to platform contribution. Gross profit is defined as total revenues less medical claims expense.

	Three-Months Ended March 31,
(dollars in millions)	2023	2022
Gross profit	$228.5	$134.4
Cost of care, excluding depreciation and amortization	(129.2)	(95.2)
Stock-based compensation	2.3	0.6
Platform contribution	$101.6	$39.8
The following table provides a reconciliation of net loss, the most closely comparable GAAP financial measure, to adjusted EBITDA:

	Three-Months Ended March 31,
(dollars in millions)	2023	2022
Net loss	$(44.2)	$(96.7)
Interest expense, net	0.6	0.6
Fair value adjustments	—	5.0
Depreciation and amortization	10.5	7.8
Stock-based compensation	24.8	39.4
Litigation costs[1]	1.4	1.0
Transaction/offering related costs	0.7	0.5
CVS transaction related costs	6.5	—
Other income/expense	0.2	—
Adjusted EBITDA	$0.5	$(42.4)
Liquidity and Capital Resources
Overview

1 Litigation costs included in the calculation of Adjusted EBITDA include only those costs which are considered one-time in nature and outside of the ordinary course of business based on the following considerations which we assess regularly: (i) the frequency of similar cases that have been brought to date, or are expected to be brought within two years, (ii) the complexity of the case, (iii) the nature of the remedy(ies) sought, including the size of any monetary damages sought, (iv) the counterparty involved, and (v) our overall litigation strategy, such as litigation costs related to the civil investigative demand and putative class-action lawsuit (see Note 10.“Commitments and Contingencies,” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q)

Historically, the Company’s long- term capital policy was to maintain a strong balance sheet and financial flexibility; reinvest in its care model; and invest in strategic opportunities that reinforce its care model and meet return requirements and has historically financed its operations through private placements of its equity securities, payments received from various payors, proceeds from issuances of convertible notes and term loans and its IPO. Following the Merger, as an indirect wholly-owned subsidiary of CVS Pharmacy and no longer a standalone public company, the Company’s long-term capital policy will become part of the overall capital policy of CVS Health, with the ongoing cash requirements of the Company, including capital expenditures and other investments to grow the Company’s business, being managed as part of CVS Health’s overall operating, financing and investing activities.

As of March 31, 2023, we had cash, restricted cash and cash equivalents of $156.2 million. Our cash and cash equivalents primarily consist of highly liquid investments in money market funds and cash. Since our inception and through March 31, 2023, we have generated significant operating losses from our operations as reflected in our accumulated deficit and negative cash flows from operations.
Indebtedness

For more information on the Company’s Term Loan Facility, Convertible Senior Notes, Capped Call Transactions and marketable debt securities please refer to Note 8, "Long-Term Debt," of the notes to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and see Note 13, Subsequent Events for a discussion of the impact of the Merger that was consummated on May 2, 2023 on the Company’s debt balances.
Changes in Cash Flows
The following table presents a summary of our condensed consolidated cash flows from operating, investing and financing activities for the periods indicated.

	Three-Months Ended March 31,
(dollars in millions)	2023	2022	$ Change	% Change
Net cash used in operating activities	$(92.7)	$(91.2)	$(1.5)	2%
Net cash provided by investing activities	46.9	94.2	(47.3)	(50)%
Net cash provided by financing activities	43.5	1.9	41.6	2189%
Net change in cash	$(2.3)	$4.9	$(7.2)	(147)%
Operating Activities
For the three-months ended March 31, 2023, net cash used in operating activities was $92.7 million, an increase of $1.5 million in cash outflows compared to net cash used in operating activities of $91.2 million for the three-months ended March 31, 2022. The principal contributors to the year-over-year change in the operating cash flows were as follows:
•A net change of $38.6 million in net loss and non-cash charges and credits, primarily due to a decrease in net loss for the business, as noted above under “Results of Operations” offset by a decreased stock-based compensation charge.
•An increase of $40.1 million in cash outflows related to operating assets and liabilities primarily resulting from delayed cash receipts and payments driven by the Company transitioning to another financial institution from SVB in light of the uncertainty surrounding SVB and its ability to continue operations.
Investing Activities
For the three-months ended March 31, 2023, net cash provided by investing activities was $46.9 million, a decrease of $47.3 million in cash inflows compared to net cash used in investing activities of $94.2 million for the three-months ended March 31, 2022 primarily due to the net cash inflows of $63.9 million from sales, maturities and purchases of marketable debt securities during the three-months ended March 31, 2023, compared to $114.0 million during the three-months ended March 31, 2022.
Financing Activities
Cash provided by financing activities for the three-months ended March 31, 2023 was $43.5 million, primarily related to the proceeds received of $24.9 million from the Company's borrowings under its Term Loan Facility and proceeds from exercise of options received of $18.6 million, during the three-months ended March 31, 2023.

Contractual Obligations and Commitments
As of March 31, 2023, our contractual obligations are summarized in the table below.

(dollars in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Convertible senior notes (1)	$920.0	$—	$920.0	$—	$—
Term loan (1)	100.0	—	—	100.0	—
Operating lease obligations (2)	494.4	51.1	111.8	113.4	218.1
Total	$1,514.4	$51.1	$1,031.8	$213.4	$218.1

(1) For more information on the Convertible Senior Notes and the Term Loan please refer to Note 8, "Long-Term Debt," of the notes to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and see Note 13, Subsequent Events for a discussion of the impact of the Merger that was consummated on May 2, 2023 on the Convertible Senior Notes and the Term Loan.

(2) The Company leases offices, operating facilities, vehicles and information technology ("IT") equipment, which are accounted for as operating leases. These leases have remaining lease terms of up to 30 years, inclusive of renewal or termination options that the Company is reasonably certain to exercise.
Off-Balance Sheet Obligations
As of March 31, 2023, we did not have any significant off-balance sheet arrangements.
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
For a description of our critical accounting policies, see “Critical Accounting Policies” in our 2022 Form 10-K. There have been no significant changes in our critical accounting estimate policies or methodologies to our condensed consolidated financial statements.
Recently Adopted Accounting Pronouncements
For a description of recently issued accounting pronouncements, see Note 2, Summary of Significant Accounting Policies, to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7A of our 2022 Form 10-K. There have been no material changes in our market risk exposures for the three-months ended March 31, 2023, as compared to those discussed in our 2022 Form 10-K.
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of March 31, 2023.
Changes to our Internal Controls over Financial Reporting
There were no material changes in our internal control over financial reporting during the three-months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
See Note 10, "Commitments and Contingencies," to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
ITEM 1A.    RISK FACTORS
There have been no material changes to the risk factors disclosed under Part I, Item 1A “Risk Factors” in our 2022 Form 10-K.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Unregistered Sales of Equity Securities
None.
ITEM 3.    DEFAULT UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
None.
ITEM 6.    EXHIBITS

Exhibit No.	Description
2.1
Agreement and Plan of Merger, dated as of February 7, 2023, by and among CVS Pharmacy, Inc., Halo Merger Sub Corp., Oak Street Health, Inc. and, for the limited purposes set forth therein, CVS Health Corporation (incorporated by reference to Exhibit 2.1 to the Company's Form 8-K filed on February 8, 2023).

3.1	Second Amended and Restated Certificate of Incorporation of Oak Street Health, effective May 2, 2023 (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K filed on May 2, 2023).
3.2	Second Amended and Restated Bylaws of Oak Street Health, effective May 2, 2023 (incorporated by reference to Exhibit 3.2 to the Company's Form 8-K filed on May 2, 2023).
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, filed herewith.
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, filed herewith.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL)
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

Oak Street Health, Inc. (Registrant)

Date: May 9, 2023	By:	/s/Timothy Cook
Timothy Cook
Chief Financial Officer (Principal Financial Officer)